Form 10-Q
period 1996-06-30
SIMON TRANSPORTATION SERVICES INC
filed 1996-08-13
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------


                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-27208

                       Simon Transportation Services Inc.
             (Exact name of registrant as specified in its charter)



              Nevada                             87-0545608
  (State or other jurisdiction of    I.R.S. employer identification number)
   incorporation or organization)


                               4646 South 500 West
                           Salt Lake City, Utah 84123
                                 (801) 268-9100
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


                                    YES   X  NO
                                         ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 1, 1996).

             Class A Common Stock, $.01 par value: 2,869,807 shares Class B Common Stock, $.01 par value: 1,872,161 shares


Exhibit Index is on Page 11.

                                    SIMON TRANSPORTATION SERVICES INC.
                                            TABLE OF CONTENTS

                                                  PART I

                                          FINANCIAL INFORMATION



                                                                                                  PAGE
                                                                                                 NUMBER


Item 1.      Financial statements:

             Condensed consolidated balance sheets as of June 30, 1996 and September 30, 1995
                                                                                                          3

             Condensed consolidated statements of income for the three months and the nine
                      months ended June 30, 1996 and 1995                                                 4

             Condensed consolidated statements of cash flows for the nine months ended June
                      30, 1996 and 1995                                                                   5

             Notes to condensed consolidated financial statements                                         6

Item 2.      Management's discussion and analysis of financial condition and results of
                      operations                                                                          7



                                                 PART II

                                            OTHER INFORMATION



Item 1.      Legal Proceedings                                                                           11

Item 2.      Changes in Securities                                                                       11

Item 3.      Defaults Upon Senior Securities                                                             11

Item 4.      Submission of Matters to a Vote of Security Holders                                         11

Item 5.      Other Information                                                                           11

Item 6.      Exhibits and Reports on Form 8-K                                                            11



                         SIMON TRANSPORTATION SERVICES INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                                              June 30, 1996      September 30, 1995
                                                                              -------------      ------------------
                                                                               (Unaudited)
Current Assets:
   Cash                                                                       $   3,541,955      $          350,380
   Receivables, net of allowance for doubtful accounts of $66,000
     and $115,000, respectively                                                   9,879,869               7,331,701
   Other receivables                                                              4,267,167                       -
   Operating supplies                                                               436,230                 639,915
   Prepaid expenses and other                                                     1,879,931                 416,945
                                                                              -------------      ------------------
     Total current assets                                                        20,005,152               8,738,941
                                                                              -------------      ------------------
Property and Equipment, at cost:
   Land                                                                           2,859,860               2,710,071
   Revenue equipment                                                             64,725,785              63,591,169
   Buildings and improvements                                                     6,216,249               4,796,379
   Office furniture and equipment                                                 2,586,308               2,116,518
                                                                              -------------      ------------------
                                                                                 76,388,202              73,214,137
   Less accumulated depreciation and amortization                               (18,074,735)            (21,014,556)
                                                                              -------------      ------------------
                                                                                 58,313,467              52,199,581
                                                                              -------------      ------------------
Other Assets                                                                        337,033                 498,473
                                                                              -------------      ------------------
                                                                              $  78,655,652      $       61,436,995
                                                                              =============      ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                                          $   2,903,219      $        8,577,770
   Current portion of capitalized lease obligations                               6,790,004              12,389,442
   Accounts payable                                                               2,076,358               1,369,252
   Accrued liabilities                                                            3,434,830               1,835,620
   Accrued claims payable                                                         1,543,307               1,296,575
                                                                              -------------      ------------------
     Total current liabilities                                                   16,747,718              25,468,659
                                                                              -------------      ------------------

Long-Term Debt, net of current portion                                           13,958,902               7,135,935
                                                                              -------------      ------------------
Capitalized Lease Obligations, net of current portion                            16,792,867              19,799,823
                                                                              -------------      ------------------
Deferred Income Taxes                                                             3,351,427                       -
                                                                              -------------      ------------------
Stockholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued               -                       -
  Class A common stock, $.01 par value, 20,000,000 shares authorized,
    2,869,807 and 427,839 shares issued, respectively                                28,698                   4,278
  Class B common stock, $.01 par value, 5,000,000 shares authorized,
    1,872,161 shares issued                                                          18,722                  18,722
  Additional paid-in capital                                                     25,276,203                 735,292
  Retained earnings                                                               2,481,115               8,274,286
                                                                              -------------      ------------------
    Total stockholders' equity                                                   27,804,738               9,032,578
                                                                              -------------      ------------------
                                                                              $  78,655,652      $       61,436,995
                                                                              =============      ==================

      See accompanying notes to condensed consolidated financial statements.


                                      SIMON TRANSPORTATION SERVICES INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)




                                                   Three Months Ended June 30,  Nine Months Ended June 30,
                                                       1996            1995          1996           1995
                                                   ------------   ------------  ------------  ------------

Operating Revenue                                  $ 27,225,337   $ 19,288,247  $ 70,021,189  $ 55,678,582
                                                   ------------   ------------  ------------  ------------
Operating Expenses:
        Salaries, wages, and benefits                10,590,265      7,129,959    27,531,249    20,347,165
        Fuel & fuel taxes                             5,816,970      3,728,560    14,084,079    10,706,823
        Operating supplies and expenses               3,359,073      2,864,529     9,908,650     8,355,979
        Taxes and licenses                              788,843        596,314     2,122,445     1,989,136
        Insurance and claims                            652,108        586,289     1,424,976     1,535,348
        Communications and utilities                    457,378        307,785     1,160,368       924,309
        Depreciation and amortization                 1,573,263      1,930,541     4,731,310     5,212,267
        Rent                                          1,419,760        684,058     2,594,689     2,215,912
                                                   ------------   ------------  ------------  ------------
                Total operating expenses             24,657,660     17,828,035    63,557,766    51,286,939
                                                   ------------   ------------  ------------  ------------
                Operating income                      2,567,677      1,460,212     6,463,423     4,391,643
        Net interest expense                           (755,327)      (914,761)   (2,200,133)   (2,670,553)
                                                   ------------   ------------  ------------  ------------
Income before provision for income taxes              1,812,350        545,451     4,263,290     1,721,090
Provision for income taxes (Note 2)                     717,691              -     4,606,807             -
                                                   ------------   ------------  ------------  ------------
Net income (loss)                                  $  1,094,659   $    545,451  $   (343,517) $  1,721,090
                                                   ============   ============  ============  ============
Pro Forma Information (Note 3):
        Income before provision for income taxes   $  1,812,350   $    545,451  $  4,263,290  $  1,721,090
        Provision for income taxes                      717,691        215,999     1,688,263       681,552
                                                   ------------   ------------  ------------  ------------
        Net income                                 $  1,094,659   $    329,452  $  2,575,027  $  1,039,538
                                                   ============   ============  ============  ============
        Net income per common share                $       0.23   $       0.14  $       0.60  $       0.45
                                                   ============   ============  ============  ============
        Weighted average common shares outstanding    4,741,968      2,300,000     4,308,583     2,300,000
                                                   ============   ============  ============  ============


      See accompanying notes to condensed consolidated financial statements.



                            SIMON TRANSPORTATION SERVICES INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                           Nine Months Ended June 30,
                                                                              1996            1995
                                                                          ------------   ------------
Cash Flows From Operating Activities:
    Net income (loss)                                                     $   (343,517)  $  1,721,089
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
            Depreciation and amortization                                    4,731,310      5,212,266
            Change in assets and liabilities:
                (Increase) Decrease in receivables, net                     (2,548,168)       327,127
                Decrease (Increase) in operating supplies                      203,685       (110,787)
                Increase in prepaid expenses and other                      (1,462,986)      (506,264)
                Decrease (Increase) in other assets                            161,440       (162,832)
                Increase (Decrease) in accounts payable                        707,106       (233,600)
                Increase (Decrease) in accrued liabilities                   1,599,210       (623,216)
                Increase in accrued claims payable                             246,732        355,013
                Increase in deferred income taxes                            3,351,427              -
                                                                          ------------   ------------
                    Net cash provided by operating activities                6,646,239      5,978,796
                                                                          ------------   ------------
Cash Flows From Investing Activities:
    Purchase of property and equipment                                     (20,131,049)    (5,853,005)
    Proceeds from the sale of property and equipment                        10,803,092      6,782,912
                                                                          ------------   ------------
                    Net cash (used in) provided by investing activities     (9,327,958)       929,907
                                                                          ------------   ------------
Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt                                17,469,979      2,914,916
    Principal payments on long-term debt                                   (12,041,822)    (3,799,074)
    Net (payments) borrowings under line-of-credit agreement                (4,279,741)     1,802,511
    Principal payments under capitalized lease obligations                 (14,390,799)    (6,945,936)
    Net proceeds from issuance of Class A common stock                      19,720,737              -
    Distributions to stockholders                                             (605,060)      (883,671)
                                                                          ------------   ------------
                    Net cash provided by (used in) financing activities      5,873,294     (6,911,254)
                                                                          ------------
Net Increase (Decrease) In Cash                                              3,191,575         (2,551)
Cash at Beginning of Period                                                    350,380         52,817
                                                                          ------------   ------------
Cash at End of Period                                                     $  3,541,955   $     50,266
                                                                          ============   ============
Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for interest                          $  2,244,980   $  2,530,293
Supplemental Schedule of Noncash Investing and
    Financing Activities:
        Equipment acquired through capitalized lease obligations             5,784,405      5,746,217
        Receivables from sale of equipment                                   4,267,167              -



      See accompanying notes to condensed consolidated financial statements.

                           SIMON TRANSPORTATION SERVICES INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


Note 1.           Basis of Presentation
                  The condensed consolidated financial statements include the accounts of Simon Transportation Services Inc., a Nevada holding company, and its wholly owned subsidiary, Dick Simon Trucking, Inc. (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                  The financial statements have been prepared, without audit, in accordance with generally accepted accounting principals, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 1995 condensed consolidated balance sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the prospectus of Simon Transportation Services Inc. dated November 17, 1995. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.           Income Taxes
                  The provision for income taxes for the nine months ended June 30, 1996 includes a one-time, non-cash charge for deferred taxes totaling $2,980,115 relating to the Company's termination of its S corporation election on November 17, 1995.

Note 3.           Pro Forma Net Income Per Common Share
                  Pro forma net income per common share is determined by dividing net income (loss) by the weighted average number of common shares (considering common stock equivalents) outstanding during the periods. Net income (loss) for the three-month and the nine-month periods ended June 30, 1996 and 1995 has been adjusted to reflect the results of operations as if the Company had been a C corporation and therefore subject to income taxes in each period, and, for the nine months ended June 30, 1996, to eliminate the effect of the $3.0 million one-time, non-cash charge discussed in Note 2. The weighted average shares for the three-month and the nine-month periods ended June 30, 1995 also were adjusted to reflect the share issuances, stock split, and contribution of outstanding shares effected between April and September 1995 in preparation for the Company's initial public offering as if they had occurred on October 1, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's third fiscal quarters of its 1996 and 1995 fiscal years, respectively. The Company completed its initial public offering of approximately 2.4 million shares of Class A Common Stock during November 1995.

         The Company operated as an S corporation prior to November 17, 1995. As a result, the Company's net taxable earnings prior to that date were taxed directly to the Company's then-existing stockholders rather than to the Company. The pro forma statement of operations data included in the financial statements contained herein set forth the Company's net income (loss) for the periods presented as if the Company had been subject to federal and state income taxes at a combined rate of 39.6% for all periods. The termination of the Company's S corporation status contemporaneously with its initial public offering resulted in a one-time, non-cash charge of approximately $3.0 million in recognition of deferred income taxes, and the Company distributed approximately $605,000 in S corporation earnings to its existing shareholders prior to the offering.

Results of Operations

Three months ended June 30, 1996 and 1995

         Operating revenue increased 40.9% to $27.2 million for the three months ended June 30, 1996, from $19.3 million for the corresponding period of 1995. The increase in operating revenue was primarily attributable to a 37.1% increase in weighted average tractors, to 832 in the 1996 period from 607 in the 1995 period, and a 5.3% increase in average revenue per tractor per week, to $2,530 in the 1996 period from $2,402 in the 1995 period. These increases were partially offset by an increase in empty miles percentage to 11.4% from 11.3%.

         Salaries, wages, and benefits increased to 38.9% of revenue for the three months ended June 30, 1996, from 37.0% for the corresponding period of 1995. The change was attributable to an increase in driver base pay and the improvement of health insurance coverage to attract and retain qualified drivers and other personnel, as well as increases in the number of active participants in the ss.401(k) plan and in administrative personnel. The additional cost of these items was partially offset by reduced workers' compensation premiums.

         Fuel and fuel taxes increased to 21.4% of revenue for the three months ended June 30, 1996, from 19.3% for the corresponding period of 1995, principally as a result of a substantial increase in average fuel prices during the 1996 period. Fuel surcharges implemented with a substantial number of customers during the 1996 period helped offset a portion of the increased fuel costs and are expected to offset a portion of such costs in future periods, if fuel prices remain at elevated levels.

         Operating supplies and expenses decreased to 12.3% of revenue for the three months ended June 30, 1996, from 14.9% for the corresponding period of 1995, primarily as a result of lower parts and tire replacement costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. These savings were partially offset by retaining certain older tractors that had been scheduled for trade or sale in order to meet customer demand for more equipment. The Company is currently upgrading its fleet. Following the upgrade, all tractors will be covered by three-year, 500,000-mile warranties.

         Taxes and licenses decreased to 2.9% of revenue for the three months ended June 30, 1996, from 3.1% for the corresponding period of 1995, primarily as a result of greater efficiency in licensing new tractors being added to the fleet.

         Insurance and claims decreased to 2.4% of revenue for the three months ended June 30, 1996, from 3.0% for the corresponding period of 1995 because of reduced insurance premiums and claims expense.

         Communications and utilities increased to 1.7% of revenue for the three months ended June 30, 1996, from 1.6% for the corresponding period of 1995 primarily as a result of increased use of the Company's satellite-based communication system.

         Depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 5.8% of revenue for the three months ended June 30, 1996, from 10.0% for the corresponding period of 1995. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the period, and a $714,316 net gain on the sale of property and revenue equipment during the 1996 period. No such gain was recorded in the comparable quarter of 1995.

         Rent increased to 5.2% of revenue for the three months ended June 30, 1996, from 3.5% for the corresponding period of 1995 as the Company replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio decreased to 90.6% for the three months ended June 30, 1996, from 92.4% for the corresponding period of 1995.

         Net interest expense decreased to 2.8% of revenue for the three months ended June 30, 1996, from 4.7% for the corresponding period in 1995 as a result of lower average debt and capitalized lease balances and a decrease in the Company's average interest rate in the 1996 period compared with the 1995 period.

         As a result of the factors described above, net income increased to $1,094,659 for the three months ended June 30, 1996, compared with pro forma net income of $329,452 for the corresponding period of 1995.

Nine months ended June 30, 1996 and 1995

         Operating revenue increased 25.7% to $70.0 million for the nine months ended June 30, 1996, from $55.7 million for the corresponding period of 1995. The increase in operating revenue was primarily attributable to a 22.6% increase in weighted average tractors, to 726 in the 1996 period from 592 in the 1995 period, and a 4.1% increase in average revenue per tractor per week, to $2,487 in the 1996 period from $2,390 in the 1995 period. These increases were partially offset by an increase in empty miles percentage to 11.8% from 11.0%.

         Salaries, wages, and benefits increased to 39.3% of revenue for the nine months ended June 30, 1996, from 36.5% from the corresponding period of 1995. The change was attributable to an increase in driver base pay and the improvement of health insurance coverage to attract and retain qualified drivers and other personnel, as well as increases in the number of active participants in the ss.401(k) plan and in administrative personnel. The additional cost of these items was partially offset by reduced workers' compensation premiums.

         Fuel and fuel taxes increased to 20.1% of revenue for the nine months ended June 30, 1996, from 19.2% for the corresponding period of 1995, primarily as a result of higher average fuel prices during the 1996 period.

         Operating supplies and expenses decreased to 14.2% of revenue for the nine months ended June 30, 1996, from 15.0% for the corresponding period of 1995, primarily as a result of lower parts and tire replacement costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. These savings were partially offset by retaining certain older tractors that had been scheduled for trade or sale in order to meet customer demand for more equipment. Most of the tractors in the Company's fleet are scheduled for replacement during 1996.

         Taxes and licenses decreased to 3.0% of revenue for the nine months ended June 30, 1996, from 3.6% for the corresponding period of 1995, primarily as a result of greater efficiency in licensing new tractors being added to the fleet.

         Insurance and claims decreased to 2.0% of revenue for the nine months ended June 30, 1996, from 2.8% for the corresponding period of 1995 because of reduced insurance premiums and claims expense.

         Communications and utilities were 1.7% of revenue in each period.

         Depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 6.8% of revenue for the nine months ended June 30, 1996, from 9.4% for the corresponding period of 1995. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the period, and a $1,976,496 net gain on the sale of property and revenue equipment during the 1996 period compared with a net gain of $827,196 during the 1995 period.

         Rent decreased to 3.7% of revenue for the nine months ended June 30, 1996, from 4.0% for the corresponding period of 1995 as the Company purchased equipment formerly held under capital leases at the beginning of the 1996 period before adding equipment under operating leases later in the period.

         As a result of the foregoing, the Company's operating ratio decreased to 90.8% for the nine months ended June 30, 1996, from 92.1% for the corresponding period of 1995.

         Net interest expense decreased to 3.1% of revenue for the nine months ended June 30, 1996, from 4.8% for the corresponding period in 1995 as a result of lower average debt and capitalized lease balances and a decrease in the Company's average interest rate in the 1996 period compared with the 1995 period.

         As a result of the factors described above, pro forma net income increased to $2,575,027 for the nine months ended June 30, 1996, from $1,039,538 for the corresponding period of 1995.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently are funds provided by operations, and borrowings and leases with financial institutions and equipment manufacturers.

         The Company's primary source of cash flow from operations is net income adjusted for depreciation and deferred income taxes. The Company's principal uses of cash flow from operations are to service debt incurred to purchase new revenue equipment and internally finance accounts receivable associated with growth in the business. Net cash provided by operating activities was $6,646,239 for the nine months ended June 30, 1996. The primary sources of funds were net income (which was $2,636,598 before a one-time, non-cash charge of $2,980,115 for deferred taxes attributable to termination of the Company's S corporation election), increased by non-cash adjustments of $4,731,310 in depreciation, $371,312 in deferred income taxes, $2,553,048 in accounts payable, accrued liabilities and claims payable, and $365,125 in supplies and other assets. The primary uses of funds were $1,462,986 to prepay licensing on revenue equipment and $2,548,168 to internally finance the increase in accounts receivable attributable to the growth of the business.

         Net cash used in investing activities was $9,327,958 for the nine months ended June 30, 1996, as the Company purchased $20,131,049 of new revenue equipment, additional terminal land in Phoenix, Arizona, and began construction of its new terminal in Salt Lake City, Utah. The Company sold revenue equipment and its terminal in Jerome, Idaho during the period for $10,803,092. The Company expects capital expenditures (primarily for revenue equipment, satellite communications units, and the construction of a new main terminal and headquarters facility), net of revenue equipment sales and trade-ins, to be approximately $65.0 million in calendar 1996.

         Net cash provided by financing activities was $5.9 million in the 1996 period, consisting primarily of approximately $19.7 million in net proceeds from the offering, $17.5 million of new borrowings for the purchase of revenue equipment and the construction of the new terminal, and payments of $30.7 million ($17.2 million of which resulted from proceeds of the offering) of principal under the Company's long-term debt, line of credit, and capitalized lease agreements. In addition, the Company paid approximately $605,000 in S corporation dividends to its stockholders prior to its November 17, 1995 initial public offering.

         The Company maintains a $5 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. The Company had not drawn against the line of credit at June 30, 1996.
                                                         .

                                        PART II

                                   OTHER INFORMATION


Item 1.           Legal Proceedings.

                  No reportable events or material changes occurred during the quarter for which this report is filed.

Item 2.           Changes in Securities.

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

Number      Description

 3.1    *   Articles of Incorporation
 3.2    *   Bylaws
 4.1    *   Articles of Incorporation
 4.2    *   Bylaws
 4.3    *   Formation Agreement dated May 31, 1995, among Richard D. Simon, Trustee of the Richard D. Simon
            Trust, UTAD 2/12/93, Kelle Allen Simon, Arthur Lynn Simon (also known as Lyn Simon), Sherry Lee
            Simon Bokovoy, Richard D. Simon, Jr. and Alban Lang.
10.2    *   Outside Director Stock Option Plan.
10.3    *   Incentive Stock Plan.
10.4    *   ss.401(k) Plan.
10.5    *   Exchange Agreement dated April 19, 1995, among Richard D. Simon, Trustee of the Richard D.
            Simon Revocable Trust, UTAD 2/12/93, and Richard D. Simon as a sole proprietorship d/b/a R.D.
            Simon Trucking, Kelle A. Simon, A. Lyn Simon, Sherry L. Simon Bokovoy, Richard D. Simon, Jr.,
            Alban B. Lang, and Dick Simon Trucking, Inc., a Utah corporation.
10.6    *   Formation Agreement dated May 31, 1995, among Richard D. Simon, Trustee of the Richard D. Simon
            Trust, UTAD 2/12/93, Kelle Allen Simon, Arthur Lynn Simon (also known as Lyn Simon), Sherry Lee
            Simon Bokovoy, Richard D. Simon, Jr. and Alban Lang.
10.10   *   Plan of Merger dated April 19, 1995 between Freight Sales, Inc. and the Richard D. Simon Trust,
            UTAD 2/12/93, Kelle A. Simon, Lyn Simon, Richard D. Simon, Jr. Sherry Simon Bokovoy, and Alban
            Lang as officers, directors, and/or shareholders of Dick Simon Trucking, Inc., a Utah corporation.
10.11       Loan Agreement (Line of Credit) dated April 29, 1996 (replaced loan agreement dated
            December 1, 1995) between U.S. Bank of Utah and Simon Transportation Services Inc.
10.12       Loan Agreement (Headquarter's Loan) dated May 23, 1996 between U.S. Bank of Utah and Dick Simon
            Trucking, Inc.


        * Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995.

                  (b)      Reports on Form 8-K.

                           None.

                                  SIGNATURE

       Pursuant to the  requirements  of the  Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SIMON TRANSPORTATION SERVICES INC., a
                                 Nevada corporation

Date:    August 11, 1996          By:      /s/ Alban B. Lang
         ----------------                  -----------------
                                             (Signature)

                                          Alban B. Lang
                                          Treasurer and Chief Financial Officer