Form 10-K
period 1996-09-30
SIMON TRANSPORTATION SERVICES INC
filed 1996-11-06
CIK 1000577

SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, DC 20549

                                                     FORM 10-K

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the Fiscal Year Ended September 30, 1996
                                                         OR
[      ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF THE
         SECURITIES  EXCHANGE  ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from                        to
                                        ----------------------

Commission file number 0-27208

                          SIMON TRANSPORTATION SERVICES INC.
                (Exact name of registrant as specified in its charter)

          Nevada                                        87-0545608
(State or Other Jurisdiction of
 Incorporation or Organization)           (I.R.S. Employer Identification No.)

          4646 South 500 West
         Salt Lake City, Utah                              84123
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  801/268-9100

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  $0.01 Par Value
                                                            Class A Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the past 90 days.  YES    X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $36,480,012 as of October 31, 1996 (based upon the $16 3/8 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of October 31, 1996, the registrant had 2,870,597 shares of Class A Common Stock and 1,872,161 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1996 annual meeting of stockholders that will be filed no later than January 28, 1997.

                              Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.

                                                                           Document and Location

                                        Part I
Item 1      Business                                                       Pages 3 - 7 herein
Item 2      Properties                                                     Page 7 herein
Item 3      Legal Proceedings                                              Page 8 herein
Item 4      Submission of Matters to a Vote of Security Holders            Page 8 herein


                                        Part II
Item 5      Market for the Registrant's Common Equity and
               Related Stockholder Matters                                 Page 9 herein
Item 6      Selected Financial Data                                        Page 10 herein
Item 7      Management's Discussion and Analysis of Financial              Pages 11 - 15 herein
               Condition and Results of Operations
Item 8      Financial Statements and Supplementary Data                    Page 16 herein
Item 9      Changes in and Disagreements with Accountants on               Page 16 herein
               Accounting and Financial Disclosure


                                       Part III
Item 10     Directors and Executive Officers of the Registrant             Pages 2 and 3 of Proxy Statement
Item 11     Executive Compensation                                         Pages 4, 5 and 6 of Proxy Statement
Item 12     Security Ownership of Certain Beneficial Owners and            Page 8 of Proxy Statement
               Management
Item 13     Certain Relationships and Related Transactions                 Page 9 of Proxy Statement


                                        Part IV
Item 14     Exhibits, Financial Statement Schedules, and Reports on        Pages 17 - 33 herein
               Form 8-K


                                                      PART I

Item 1:           BUSINESS

The Company

         Simon Transportation is a rapidly-growing truckload carrier that specializes in temperature-controlled transportation services for major shippers in the food industry. Richard D. Simon founded the Company with one truck in 1955. Today Simon Transportation operates nationwide and in eight Canadian provinces from its strategically located headquarters in Salt Lake City, Utah, and terminals in Phoenix, Arizona; Fontana, California; Atlanta, Georgia; Katy, Texas; and Portland, Oregon.

         Simon Transportation Services Inc., a Nevada corporation, is a holding company organized in 1995, the sole business of which is to own 100% of the capital stock of Dick Simon Trucking, Inc., a Utah corporation. Dick Simon Trucking, Inc. was incorporated in 1972 and had operated as a sole proprietorship since 1955. Simon Transportation acquired all of the capital stock of Dick Simon Trucking, Inc. contemporaneously with the November 17, 1995 effective date of the Company's initial public offering. Prior to such time, Dick Simon Trucking, Inc. had elected to be taxed as an S corporation. References to the "Company" herein refer to the consolidated operations of Simon Transportation Services and Dick Simon Trucking. See "Selected Financial and Operating Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Consolidated Financial Statements.

Strategy

         The Company has grown rapidly in recent years by adding revenue equipment to meet the service demands of new and existing customers and expanding core carrier partnerships. Management plans to continue the Company's growth by capitalizing on the trend among shippers to place increased reliance on a smaller number of financially stable, service-oriented truckload carriers. The key elements of the Company's strategy are:

         Food Industry Focus. Simon Transportation focuses on providing specialized service to sophisticated, high-volume customers in the food industry such as Nestle, Kraft, North American Logistics, ConAgra, Albertson's, Pillsbury, Campbell's Soup, and Coca-Cola Foods. These customers seek nationwide transportation partners that understand the specialized needs of food industry shippers and offer the late-model equipment, experienced personnel, advanced technology, and geographic coverage to provide "continuous movement" of temperature-controlled and dry loads from processing or packaging plants to distribution centers and other destinations. Management believes the food industry is an attractive niche because it is generally less affected by economic cycles and many shippers require time-sensitive and specialized service that justifies a higher rate per mile.

         Core Carrier Partnerships. Simon Transportation has grown by establishing core carrier partnerships with high-volume, service sensitive shippers. Core carriers provide customers with consistent equipment availability and premium service such as time-definite pick-up and delivery, express time-in-transit, multiple delivery stops, and real-time access to load information through satellite-based tracking and communication systems and EDI capability. The Company also meets specialized customer requests for access to terminal facilities, stationing employees at customer locations, and dedicating equipment to specific traffic lanes. Management believes major shippers favor their core carrier "partners" during periods of reduced demand for truck service, and that the trend among major shippers to reduce the number of carriers used in favor of core carriers will continue.

         Dedicated Fleets. Simon Transportation emphasizes dedicated fleet operations in which it offers round trip or continuous movement service to a shipper (or a shipper and one or more of its suppliers) by dedicating certain tractors and trailers exclusively to that shipper's needs. Dedicated service is desirable because the customers typically pay a round-trip rate per mile assuming that the truck will return empty and cover all loading, unloading, and pallet costs. The Company frequently is able to further enhance revenue per mile by locating a profitable load to cover unloaded segments. In addition, drivers prefer the predictable runs and priority treatment at shipping and receiving locations. Management intends to aggressively grow its dedicated fleet operations and expects this service niche to expand as shippers outsource transportation needs presently served by private carriage.

         Modern Fleet. Simon Transportation intends to maintain modern tractor and trailer fleets after its fleet upgrade in 1996. Reliable, late-model equipment promotes customer service and driver recruitment and retention by minimizing the delays caused by breakdowns and excessive maintenance. In addition, management believes that a practice of replacing tractors while under warranty will reduce expenses and permit the Company to take advantage of improvements in fuel economy and equipment technology.

         Technology. Simon Transportation is an industry leader in technology and was the thirteenth carrier to offer fleetwide Qualcomm satellite-based tracking and communication system. This system and EDI capability improve customer service and operating efficiency by offering the Company and customers real time access to load locations and advance warning of potential delivery delays. The Company's document imaging system allows prompt and simultaneous processing of payroll and billing in a paperless work environment. The Company's load optimization software has been implemented and is constantly updated to enhance service and profitability. Management believes shippers will continue to demand advanced technology of their core carriers and plans to respond to such requirements.

Operations

         The Company conducts a centralized dispatch and customer service operation at its Salt Lake City headquarters to offer the precision scheduling required by its customers. The operations center features a fully-integrated, computerized network of dispatch, customer service, and driver liaison personnel. Customer service representatives solicit and accept freight, quote rates, and serve as the primary contact with customers. After accepting a load, customer service representatives transfer the pick-up and delivery information to the computer screen of the appropriate load planner, who assigns the load to an available driver based upon the proximity of the trucks, scheduled "home time," and available hours-in-service. Dispatchers then use the Qualcomm satellite-based tracking and communication system to locate the position and availability status of equipment and notify the driver of pick-up and delivery requirements, route and fueling instructions, and other information. Upon the assignment of a load, the Company's proprietary software calculates the projected travel time from origin to destination and uses satellite position updates and driver communications to provide load progress reports at thirty-minute intervals. The system automatically advises the appropriate dispatcher and customer service representative if a load is behind schedule, and customers are able to use EDI to access information about load locations at any time. Management believes that these satellite and computer systems are crucial to satisfying the stringent service standards, such as 30-minute pick-up and delivery windows, demanded by shippers of their core carriers.

         Management measures the Company's efficiency through miles per tractor, empty miles percentage, revenue per mile, and revenue per tractor. Fleet productivity is tracked daily in the operations center, with actual progress matched against a monthly goal. All operations personnel have access to these statistics on a real time basis, and all participate in a cash bonus program for achieving certain fleetwide levels of miles per tractor per month, driver turnover, and revenue per mile.

Customers and Marketing

         The Company's sales and marketing function is led by senior management and other sales professionals based in its Salt Lake City headquarters and near key customers. These sales personnel aggressively market Simon Transportation to food industry shippers as a customer-oriented provider of dependable, on-time service. The Company targets customers that seek financially stable, long-term transportation partners offering dependable equipment, satellite and EDI technologies, and premium service. This customer service philosophy has contributed to continuing demands for added equipment to expand service for existing shippers and establishing core carrier relationships with Nestle, Kraft, North American Logistics, ConAgra, Albertson's, Pillsbury, Campbell's Soup, Coca-Cola Foods, and other major customers. Management intends to continue developing business with existing customers and attempting to add new core carrier relationships. The Company's top 5, 10, and 25 customers accounted for 45.4%, 59.9%, and 71.4% of revenue, respectively, during fiscal 1996, with Nestle (including Nestle's Stouffer's and Friskie's units) accounting for 18.3% of revenue.

         Simon Transportation is a North American truck line that provides service to and from customer locations throughout the United States, in several Canadian provinces and Mexico. The Company's operations are strongest in the western United States and between points in the West to and from points in the East and Southeast. In addition to traditional for-hire service, management emphasizes the marketing of dedicated fleet and regional distribution services. Dedicated fleets generally receive compensation for all miles, and regional operations provide a stronger presence for driver recruiting. Management believes that these services offer consistent equipment utilization and predictable home-time for drivers.

         The Company has written contracts with substantially all of its customers. These contracts generally specify service standards and rates, eliminating the need for negotiating the rate for individual shipments. Although a contract typically runs for a specified term of at least one year, it generally may be terminated by either party upon 30 days' notice.

Technology

         The Company uses computer and satellite technology to enhance efficiency and customer service in all aspects of its operations, and management believes the Company is among the industry leaders in applying advanced technology to improve transportation service. The Qualcomm OmniTRACSTM satellite-based tracking and communication system provides hourly updates of the position of each tractor and permits real time communication between operations personnel and every driver. As a result, dispatchers relay pick-up and delivery times, weather and road information, route and fueling directions, and other instructions without waiting for a driver to stop and call the Company. The Company's entire fleet has been equipped with the Qualcomm systems since 1992, making it the thirteenth carrier in the nation to install the units in 100% of its tractors. The Company's proprietary software also monitors load progress against projected delivery time every half-hour and warns the appropriate dispatcher and customer service representative if a load is behind schedule. This software also facilitates early routing toward each driver's home base by signaling dispatchers several days in advance of drivers' requested home-time dates.

         The Company's EDI capability permits customers to communicate directly via computer link to tender loads, receive load confirmation, check load status, and receive billing information. The Company's largest customers require EDI service from their core carriers, and more than 50% of the Company's revenue is generated by customers that actively use EDI. EDI not only improves customer service and communication, but also benefits the Company's cash flow through accelerated receivable collection. The Company further enhances its operations through its recently installed document imaging technology, which provides customer service representatives and other personnel (all of whom have computers) real-time access to freight bills, supplier invoices, and other information. Management believes that advanced technology will be required by an increasing number of large shippers as they reduce the number of carriers they use in favor of core carriers.

         The Company has designed a load optimization software program that allows customer service representatives to quote rates by automatically computing the range of acceptable rates between any two points, based upon the rates for all Simon Transportation loads in and out of the applicable region during the past year and the need for pallets, multiple stops, and other additional charges. The system then prioritizes the loads and identifies the optimal tractor to accept a load, based upon location, empty miles required, revenue per mile, remaining driver hours-in-service, maintenance scheduling, driver home time, and other factors.

         The Company's maintenance shops are fully computerized and paperless, and all maintenance, repair, and inspection records for each vehicle are instantly accessible. Drivers are able to monitor maintenance progress on computer screens located in the driver lounge.

Revenue Equipment

         Simon Transportation's equipment strategy is to operate modern tractors and trailers that help reduce parts, maintenance, and fuel costs, promote the reliable service customers demand from core carriers, and attract and retain drivers. The Company operates conventional tractors (engine-forward) equipped with electronic engines and Eaton transmissions. All Simon Transportation tractors are equipped with electronic engines, and most are covered by three-year, 500,000-mile engine warranties and lifetime transmission warranties. Most of the tractors also are equipped with the "condo" sleeper cabs preferred by drivers. The Company's practice is to trade or replace its tractors on a three-year cycle, and to trade or replace its trailers on a five-year cycle.

Drivers and Other Personnel

         Driver hiring and retention are critical to the success of all trucking companies. Simon Transportation emphasizes driver satisfaction and has made significant investments to improve its drivers' employment experience. Drivers are selected in accordance with specific Company quality guidelines relating primarily to safety history, driving experience, road test evaluations, and other personnel evaluations, including physical examinations and mandatory drug testing. The Company offers competitive compensation, including mileage pay, and full participation in all employee benefit and profit-sharing plans. The Company uses proprietary software to warn dispatchers in advance of a driver's requested home time. Management believes it has promoted driver loyalty by assigning drivers to a single dispatcher, regardless of geographic area, awarding dedicated routes and regional distribution positions to senior, top-performing drivers, and educating customers concerning the need to treat drivers with respect.

         The truckload industry has experienced a shortage of qualified drivers. Strict DOT enforcement of hours-in-service limitations, mandatory drug and alcohol testing, and other safety measures have shrunk the available pool of drivers and increased the cost of recruiting and retention. Despite this driver shortage and vigorous competition for drivers during the past several years, the Company's driver turnover has decreased from 134% in fiscal 1990 to 76% in fiscal 1996, measuring drivers after they are assigned a tractor.

         At September 30, 1996, Simon Transportation employed approximately 385 non-driver employees and approximately 1,070 drivers. The Company's employees have never been represented by or attempted to organize a union, and management believes it has a good relationship with the Company's employees.

Safety and Insurance

         Simon Transportation emphasizes safety in all aspects of its operations. Its safety program includes: (i) initial orientation; (ii) a four-week to eight-week, on-the-road training program; (iii) 100% log monitoring; and (iv) progressive penalties for excessive speed. The Company has earned the highest DOT safety and fitness rating of "satisfactory," which most recently was extended on June 7, 1995.

         The Company carries primary and excess liability insurance coverage of $30 million, with a $100,000 deductible for personal injury and property damage. The Company's workers' compensation coverage also carries a $100,000 deductible, with no coverage limit. The Company's equipment is insured for fair market value, subject to deductibles of $25,000 for tractors and $10,000 for trailers, and cargo loss is covered to $200,000 with a $10,000 deductible. Management believes these coverages are adequate to cover reasonably anticipated claims.

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the temperature-controlled or dry van market. According to the September 1996 issue of Refrigerated Transporter, the five largest temperature-controlled carriers by revenue are Frozen Food Express Industries, KLLM Transport Services, Prime, Inc., C. R. England & Sons, and Rocor International. The combined revenue reported for these five carriers comprises approximately 25% of the estimated $4 billion for-hire, temperature-controlled market. The proprietary fleet portion of the temperature-controlled market has been estimated at an additional $3 billion. The Company's 1996 fiscal year revenue constituted approximately one percent of the total market for temperature-controlled services and approximately two percent of the for-hire market. The Company competes with a number of other trucking companies, as well as private truck fleets used by shippers to transport their own products. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight. There are other trucking companies, including diversified carriers with large temperature-controlled fleets, possessing substantially greater financial resources and operating more equipment than the Company.

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates. During the fiscal year ended September 30, 1996, the Company entered into fuel surcharge agreements with approximately 51% of its customers. These customers represent approximately 82% of the Company's revenue. The fuel surcharges are adjusted weekly based on the national weekly average price of diesel fuel published by the Department of Energy.

Regulation

         The Company is a common and contract motor carrier of general commodities. Historically, the Interstate Commerce Commission (the "ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation (the "DOT"). Management does not believe that regulation by the DOT or by the states in their remaining areas of authority will have a material effect on the Company's operations. The Company's employee and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

         The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. These regulations extend to the above ground and underground fuel storage tanks located at each of the Company's terminal facilities. All of the Company's tanks are of double hull construction in accordance with EPA requirements and equipped with monitoring devices which constantly monitor for leakage. Management is not aware of any fuel spills or hazardous substance contamination on its properties and believes that its operations are in material compliance with current laws and regulations.

Item 2.           PROPERTIES

         Simon Transportation operates terminals and driver recruitment offices at five locations. The Company's headquarters is located on ten acres near the intersection of Interstates 15 and 80 in Salt Lake City, Utah, and includes a 17,000 square foot office building housing all operations and administrative personnel, a 23,000 square foot maintenance shop, and a 3,600 square foot driver recruitment and orientation center. The Company owns additional terminal and driver recruitment facilities in Phoenix, Arizona; Fontana, California; and Atlanta, Georgia; leases terminal space in Katy, Texas; and Portland, Oregon; and leases trailer drop yards at Tulare, California and various customer locations. All locations except the Atlanta office and the Katy office have modern fuel facilities with environmental monitoring equipment.

         The Company is constructing a new headquarters, shop, terminal, and driver recruitment and orientation center. Management anticipates that construction of the new facility will be completed in the Spring of 1997. Upon completion, the Company intends to sell its existing facility. The available acreage will accommodate future expansion, and the facility has been designed so that additions can be constructed to serve the Company's foreseeable future needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."


Item 3.           LEGAL PROCEEDINGS

         The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. The Company presently is not a party to any legal proceeding other than litigation arising from vehicle accidents, and management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a materially adverse effect upon the Company's operations or financial position.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 1996, no matters were submitted to a vote of security holders.

                                                      PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Class A common stock has been traded on the Nasdaq National Market under the NASDAQ symbol SIMN, since November 17, 1995, the date of the Company's initial public offering. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A common stock as reported by NASDAQ from November 17, 1995, to September 30, 1996.

          Period                    High             Low
----------------------------    -------------    -------------
Calendar Year 1995
   4th Quarter                    $    9 1/2       $    8 1/2
Calendar Year 1996
   1st Quarter                    $   11 1/4       $    9
   2nd Quarter                    $   14           $   10 1/2
   3rd Quarter                    $   15           $   12 3/4



         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of October 31, 1996, the Company had 688 stockholders of record of its common stock. However, the Company believes that many additional holders of common stock are unidentified because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

         Dividend Policy. The Company has never declared and paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payments of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.

Item 6.           SELECTED FINANCIAL AND OPERATING DATA

         The selected consolidated financial data presented below reflect the consolidated financial position and results of operations of Simon
Transportation Services Inc. and its subsidiary. The selected consolidated financial data are derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

(In thousands, except per share amounts and operating data)

                                                                   Years Ended September 30,
                                                     --------------------------------------------------------------
                                                           1996        1995         1994        1993        1992
                                                           ----        ----         ----        ----        ----
Statement of Earnings Data:
  Operating revenue.................................     $101,090      $75,218     $71,691     $57,694     $40,823
                                                     --------------------------------------------------------------
  Operating expenses:
    Salaries, wages, and benefits...................       40,015       28,035      25,949      21,990      14,990
    Fuel and fuel taxes.............................       20,359       14,115      14,363      11,629       8,014
    Operating supplies and expenses.................       13,701       10,839       8,978       6,111       4,245
    Taxes and licenses..............................        3,288        2,756       2,558       2,291       1,625
    Insurance and claims............................        2,172        2,003       1,995       1,600       1,320
    Communications and utilities....................        1,680        1,245       1,274         927         579
    Depreciation and amortization...................        5,920        7,223       6,857       4,781       1,898
    Rent............................................        4,794        2,926       3,435       3,422       3,632
                                                     --------------------------------------------------------------
      Total operating expenses......................       91,929       69,142      65,409      52,751      36,303
                                                     --------------------------------------------------------------
      Operating earnings............................        9,161        6,076       6,282       4,943       4,520
  Interest expense and other, net...................        2,758        3,527       3,136       2,559       1,276
                                                     --------------------------------------------------------------
  Earnings before provision for income                      6,403        2,549       3,146       2,384       3,244
taxes..........
  Provision for Income taxes........................        5,454           --          --          --          --
                                                     --------------------------------------------------------------
  Net earnings......................................          949        2,549       3,146       2,384       3,244
                                                     ==============================================================

Pro Forma Statement of Earnings Data:1
  Earnings before provision for income                      6,403        2,549       3,146       2,384       3,244
taxes..........
  Provision (benefit) for income taxes..............        2,536        1,010       1,246         944       1,285
                                                     --------------------------------------------------------------
  Net earnings......................................       $3,867       $1,539      $1,900      $1,440      $1,959
                                                     ==============================================================
  Net earnings per common share.....................        $0.88        $0.67       $0.83       $0.63       $0.85
                                                     ==============================================================
  Weighted average shares outstanding...............    4,417,643    2,300,000   2,300,000   2,300,000   2,300,000
Operating Data:
  Operating ratio2..................................        90.9%        91.9%       91.2%       91.4%       88.9%
  Average revenue per loaded mile...................        $1.24        $1.26       $1.23       $1.23       $1.23
  Average revenue per total mile....................        $1.10        $1.11       $1.10       $1.07       $1.07
  Average revenue per tractor per week..............       $2,526       $2,417      $2,489      $2,471      $2,582
  Empty miles percentage............................        11.7%        11.3%       10.7%       12.6%       13.2%
  Average length of haul in miles...................          984          949         725         677         596
  Weighted average tractors during period...........          774          598         554         449         304
  Tractors at end of period.........................          940          623         570         523         389
  Trailers at end of period.........................        1,430          877         873         745         589
Balance Sheet Data (at end of period):
  Net property and equipment........................      $56,714      $52,200     $49,039     $45,409     $29,665
  Total assets......................................       78,223       61,437      56,752      52,601      34,863
  Long-term debt and capitalized
    leases, including current                              37,428       47,903      44,525      43,181      27,217
    portion.........................................
  Stockholders' equity..............................       29,103        9,033       7,443       5,736       4,871

---------------------------------------------
     1 The Company was treated as an S Corporation for federal and state income tax purposes from October 1, 1990 to November 16, 1995. As a result, the Company's taxable earnings for such period were taxed for federal and state income tax purposes directly to the Company's then-existing stockholders. The pro forma statement of earnings data give effect to an adjustment for a provision for federal and state income taxes as if the Company had been treated as a C Corporation during such periods. The pro forma statement of earnings data do not give effect to the one-time, non-cash charge of $2,980,115 in recognition of deferred income taxes that resulted from the termination of the Company's S Corporation status. Pro forma net earnings per share and pro forma weighted average shares outstanding give effect to the Company's August 1995 reverse stock split and all share issuances and contributions during 1995 as if they had been outstanding for all periods presented. See Note 1 and Note 3 to Consolidated Financial Statements.
     2   Operating expenses as a percentage of revenue.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         Founded by Richard D. Simon in 1955 with a single truck, Simon Transportation today provides nationwide, predominantly temperature-controlled truckload transportation for numerous major shippers. In recent years, much of the Company's growth has resulted from earning core carrier status with major shippers and meeting the demands of these shippers for additional equipment. The Company has grown to $101.1 million in revenue for its fiscal year ended September 30, 1996, from $31.0 million in revenue for fiscal 1991, a compounded annual growth rate of 26.7%. During the same period, operating earnings increased to $9.2 million from $2.0 million, a compounded annual growth rate of 35.7%.

         During fiscal years 1994 and 1995, the Company financed most of its tractors and trailers with debt and capitalized leases. In the 1996 fiscal year, the Company financed most of this revenue equipment with operating leases rather than borrowing. Financing equipment with operating leases increases the Company's operating ratio because the implied interest component of the lease payments is reflected as an "above-the-line" operating expense rather than interest expense. The method of financing does not affect net income. The Company's operating ratio may fluctuate from time-to-time based upon the method of equipment financing.

         The  Company  operated  as an S  Corporation  from  October  1, 1990 to
November 16, 1995. As a result, the Company's net taxable earnings were taxed directly to the Company's existing stockholders rather than to the Company. The pro forma statement of earnings data included in the "Selected Financial and Operating Data" set forth the Company's net earnings for such periods as if the Company had been subject to federal and state income taxes at a combined rate of 39.6%. In addition to the ongoing income tax effect, the termination of the Company's S Corporation status resulted in a one-time, non-cash charge of approximately $3.0 million in recognition of deferred income taxes.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the periods indicated:

                                                                   Fiscal Years Ended
                                                                      September 30,
                                                         ----------------------------------
                                                            1996        1995        1994
                                                         ---------- ----------- -----------
Operating revenue.......................................    100.0%      100.0%      100.0%
Operating expenses:
  Salaries, wages, and benefits........................      39.6        37.3        36.2
  Fuel and fuel taxes..................................      20.1        18.8        20.0
  Operating supplies and expenses......................      13.6        14.4        12.4
  Taxes and licenses...................................       3.3         3.6         3.6
  Insurance and claims.................................       2.1         2.7         2.8
  Communications and utilities.........................       1.6         1.6         1.8
  Depreciation and amortization........................       5.9         9.6         9.6
  Rent.................................................       4.7         3.9         4.8
                                                         ---------- -----------------------
    Total operating expenses                                 90.9        91.9        91.2
                                                         ---------- -----------------------
Operating earnings.....................................       9.1         8.1         8.8
Interest expense and other, net.........................     (2.8)       (4.7)       (4.4)
                                                         ---------- -----------------------
Earnings before provision for income taxes.............       6.3         3.4         4.4
Pro forma provision for income taxes....................     (2.5)       (1.4)       (1.7)
                                                         ---------- -----------------------
Pro forma net earnings..................................      3.8%        2.0%        2.7%
                                                         ========== =======================


Comparison of fiscal year ended September 30, 1996, with fiscal year ended September 30, 1995.

         Operating revenue increased 34.4%, to $101.1 million during the 1996 fiscal year from $75.2 million during the 1995 fiscal year. The increase in revenue was primarily attributable to a 29.4% increase in the weighted average number of tractors, to 774 during the 1996 fiscal year from 598 during the 1995 fiscal year and an increase in the average revenue per tractor per week to $2,526 during the 1996 fiscal year from $2,417 during the 1995 fiscal year. These increases were partially offset by a decrease in the Company's average revenue per loaded mile to $1.24 during the 1996 fiscal year from $1.26 during the 1995 fiscal year, and an increase in empty miles percentage to 11.7% during the 1996 fiscal year from 11.3% during the 1995 fiscal year.

         Salaries, wages, and benefits increased to 39.6% of revenue during the 1996 fiscal year from 37.3% during the 1995 fiscal year. The change was attributable to the full effect of an increase in driver base pay implemented during the 1995 fiscal year; the improvement of health insurance coverage to attract and retain qualified drivers and other personnel; an increase in the number of active participants in the 401(k) plan; and an increase in administrative personnel. The additional cost of these items was partially offset by reduced workers' compensation premiums and a reduction in workers' compensation claims.

         Fuel and fuel taxes increased to 20.1% of revenue during the 1996 fiscal year from 18.8% during the 1995 fiscal year as a result of an increase in fuel prices. The increase in fuel prices was partially offset by an overall increase in the fuel efficiency of the Company's fleet. During the fiscal year ended September 30, 1996, the Company entered into fuel surcharge agreements with approximately 51% of its customers. These customers represent approximately 82% of the Company's revenue. The fuel surcharges are adjusted weekly based on the national weekly average price of diesel fuel published by the Department of Energy.

         Operating supplies and expenses decreased to 13.6% of revenue during the 1996 fiscal year, from 14.4% during the 1995 fiscal year, primarily as a result of decreased parts costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. These savings were partially offset by retaining certain older tractors that had been scheduled for trade or sale in order to meet customer demand for more equipment. The Company upgraded its tractor fleet in fiscal year 1996 and reduced the average age of its fleet at September 30, 1996, to approximately 8 months from 30 months at September 30, 1995.
All tractors are now covered by three-year, 500,000-mile warranties.

         Taxes and licenses decreased to 3.3% of revenue during the 1996 fiscal year from 3.6% during the 1995 fiscal year primarily as a result of greater efficiency in licensing new tractors being added to the fleet.

         Insurance and claims decreased to 2.1% of revenue during the 1996 fiscal year from 2.7% during the 1995 fiscal year because of reduced insurance premiums and claims.

         Communications and utilities remained constant at 1.6% of revenue during the 1996 and 1995 fiscal years.

         Depreciation and amortization (adjusted for the net gain on sale of equipment) decreased to 5.9% of revenue during the 1996 fiscal year from 9.6% during the 1995 fiscal year. Depreciation and amortization (unadjusted for the net gain on sale of equipment) decreased to 8.3% of revenue ($8.4 million) during the 1996 fiscal year from 10.8% of revenue ($8.1 million) during the 1995 fiscal year as a result of a decrease in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases. This decrease in depreciation was adjusted for a $2.4 million net gain on the sale of revenue equipment during the 1996 fiscal year compared with an $885,000 net gain during the 1995 fiscal year. Rent increased to 4.7% of revenue during the 1996 fiscal year from 3.9% during the 1995 fiscal year as the Company increased its percentage of revenue equipment under operating leases.

         As a result of the foregoing, the Company's operating ratio decreased to 90.9% during the 1996 fiscal year from 91.9% during the 1995 fiscal year.

         Interest expense and other, net decreased to 2.8% of revenue during the 1996 fiscal year from 4.7% during the 1995 fiscal year. This resulted from application of $17.2 million in net proceeds from the Company's initial public offering to decrease debt and capitalized lease balances, a decrease in the Company's average interest rate in the 1996 fiscal year compared with the 1995 fiscal year, and an increase in the percentage of the Company's tractor and trailer fleets being obtained through operating leases.

         As a result of the factors described above, pro forma net earnings increased to $3.9 million (3.8% of revenue) during the 1996 fiscal year from $1.5 million (2.0% of revenue) during the 1995 fiscal year.


Comparison of fiscal year ended September 30, 1995, with fiscal year ended September 30, 1994

         Operating revenue increased 4.9%, to $75.2 million during the 1995 fiscal year from $71.7 million during the 1994 fiscal year, as management slowed the addition of new revenue equipment to avoid increasing the Company's level of long-term debt and lease obligations. The weighted average number of tractors increased 7.9% to 598 during the 1995 fiscal year from 554 during the 1994 fiscal year. The Company's average revenue per loaded mile increased to $1.26 during the 1995 fiscal year from $1.23 during the 1994 fiscal year, but this was partially offset by an increase in empty miles percentage to 11.3% during the 1995 fiscal year from 10.7% during the 1994 fiscal year. Average revenue per tractor per week declined to $2,417 during the 1995 fiscal year from $2,489 during the 1994 fiscal year.

         Salaries, wages, and benefits increased to 37.3% of revenue during the 1995 fiscal year from 36.2% during the 1994 fiscal year. The change was attributable to an increase in driver base pay; the implementation of a driver bonus program; the improvement of health insurance coverage to attract and retain qualified drivers and other personnel; an increase in the number of active participants in the 401(k) plan; and an increase in administrative personnel. The additional cost of these items was partially offset by a one-time rebate from the previous workers' compensation insurer, reduced workers' compensation premiums, and a reduction in workers' compensation claims.

         Fuel and fuel taxes decreased to 18.8% of revenue during the 1995 fiscal year from 20.0% during the 1994 fiscal year as a result of a decrease in fuel prices under a fuel management program implemented in January 1995 and an overall increase in the fuel efficiency of the Company's fleet.

         Operating supplies and expenses increased to 14.4% of revenue during the 1995 fiscal year, from 12.4% during the 1994 fiscal year, primarily as a result of increased parts and tire replacement costs, outside repairs, and maintenance expense associated with the delay in trading and adding new revenue equipment. The average age of the Company's tractor fleet at September 30, 1995, was 30 months, and most repairs of such tractors were no longer covered by manufacturers' warranties. The Company also experienced an increase in loading and unloading, pallet, and toll costs associated with additional shipper requirements.

         Taxes and licenses and insurance and claims both remained essentially constant during the 1995 and 1994 fiscal years.

         Communications and utilities decreased to 1.6% of revenue during the 1995 fiscal year from 1.8% during the 1994 fiscal year as a result of a one-time, negotiated credit with the Company's long distance provider for expenses incurred during the 1995 fiscal year. The Company also negotiated a reduction of approximately 35% in monthly in long-distance rates effective October 1995.

         Depreciation and amortization (adjusted for the net gain on sale of equipment) remained unchanged at 9.6% of revenue during the 1995 and 1994 fiscal years. Depreciation and amortization (unadjusted for the net gain on sale of equipment) increased to $8.1 million (10.8% of revenue) during the 1995 fiscal year from $7.1 million (9.9% of revenue) during the 1994 fiscal year as a result of an increase in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases. This increase in depreciation was adjusted for an $885,000 net gain on the sale of revenue equipment during the 1995 fiscal year compared with a $229,000 net gain during the 1994 fiscal year. Rent decreased to 3.9% of revenue during the 1995 fiscal year from 4.8% during the 1994 fiscal year as the Company reduced its percentage of revenue equipment under operating leases.

         As a result of the foregoing, the Company's operating ratio increased to 91.9% during the 1995 fiscal year from 91.2% during the 1994 fiscal year.

         Interest expense and other, net increased to 4.7% of revenue during the 1995 fiscal year from 4.4% during the 1994 fiscal year as a result of higher average interest rates and an increase in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases.

         As a result of the factors described above, pro forma net earnings decreased to $1.5 million (2.0% of revenue) during the 1995 fiscal year from $1.9 million (2.7% of revenue) during the 1994 fiscal year.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently are funds provided by operations and borrowings and leases with financial institutions and equipment manufacturers.

         Net cash provided by operating activities was $7.0 million, $8.3 million, and $10.4 million for the fiscal years ended September 30, 1996, 1995, and 1994, respectively. The Company's principal use of cash from operations is to service debt incurred to purchase new revenue equipment and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $5,930,000, $478,000, and $753,000 for the fiscal years ended September 30, 1996, 1995, and 1994, respectively. The average age of the Company's accounts receivable was 39, 36, and 36 days for the fiscal years ended September 30, 1996, 1995, and 1994, respectively.

         Net cash (used in) provided by investing activities was ($4.6 million), $1.3 million, and ($6.1 million) for the fiscal years ended September 30, 1996, 1995, and 1994, respectively. The Company expects capital expenditures (primarily for revenue equipment, satellite communications units, and the construction of a new main terminal and headquarters facility), net of revenue equipment trade-ins, to be approximately $21,000,000 in 1997. The Company's projected capital expenditures will be funded with borrowings or capitalized or operating leases, and cash flows from operations. The total cost of the headquarters is estimated at approximately $15 million, the majority of which is expected to be incurred during calendar 1996 and the first calendar quarter of 1997. Following completion of the new facility, the Company intends to sell its existing headquarters facility, which had an appraised value of $3,385,000 in May 1995.

         Net cash provided by (used in) financing activities was $2.9 million, ($9.2 million), and ($4.5 million) for the fiscal years ended September 30, 1996, 1995, and 1994, respectively, consisted primarily of approximately $19.7 million in net proceeds from the Company's November 1995 initial public offering, net payments on borrowings of $11.9 million, $10.2 million, and $3.0 million of principal under the Company's long-term debt and capitalized lease agreements and net payments (borrowings) of $4.3 million, ($2.6 million), and ($9,000) under the Company's line of credit. In addition, the Company paid S Corporation dividends to its stockholders of $605,000, $1.6 million, and $1.4 million for the fiscal years ended September 30, 1996, 1995, and 1994, respectively.

         The maximum amount committed under the Company's line of credit at September 30, 1996, was $5 million and no borrowings were outstanding. The interest rate on the line of credit is one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time-to-time. At September 30, 1996, the Company had outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $37.4 million, most of which comprised obligations for the purchase of revenue equipment. See Notes 4 and 5 to Consolidated Financial Statements.

         Although the Company historically has experienced a working capital deficit common to many truckload carriers that have expanded by financing revenue equipment purchases, management believes its working capital deficits have had little impact upon liquidity. When the purchase of revenue equipment is financed through borrowing or capitalized lease obligations, a portion of the indebtedness is categorized as a current liability, although the revenue equipment is classified as a long-term asset. Consequently, each purchase of financed revenue equipment decreases working capital. The Company's working capital surplus at September 30, 1996 was $6.7 million. The Company's working capital deficits amounted to $16.7 million and $7.0 million at the fiscal years ended September 30, 1995 and 1994, respectively. Management believes that available borrowings under the line of credit, future borrowings under installment notes payable or lease arrangements for revenue equipment, and cash flow generated from operations, will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 1997.

Inflation

         Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload carriers.

Seasonality

         The Company experiences some seasonal fluctuations in freight volume, as shipments have historically decreased during the first calendar quarter. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather.

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes.
The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates. During the fiscal year ended September 30, 1996, the Company entered into fuel surcharge agreements with approximately 51% of its customers. These customers represent approximately 82% of the Company's revenue. The fuel surcharges are adjusted weekly based on the national weekly average price of diesel fuel published by the Department of Energy.


Forward Looking Statements

         This annual report and statements by the Company in press releases and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject to risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity in truckload markets, decreased demand for transportation services offered by the Company, rapid inflation, fuel price increases, increases in interest rates, delays in the delivery of new tractors and trailers, and the availability and compensation of qualified drivers. Readers should review and consider the various disclosures made herein and in other reports, press releases, and statements by the Company.

Item 8. .         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, and stockholders' equity, and notes related thereto, are included at pages 20 to 33 of this report. The supplementary quarterly financial data (unadjusted for the pro forma effects of tax as if the Company had always been a C corporation) follow:

Quarterly Financial Data:

                                             Fourth Quarter     Third Quarter     Second Quarter     First Quarter
                                                  1996              1996               1996              1996
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                               $31,068          $27,225             $22,208          $20,588
Operating earnings                                      2,697            2,568               2,235            1,661
Earnings before taxes                                   2,140            1,812               1,596              855
Income taxes                                              848              718                 632            3,257
Net earnings                                            1,292            1,095                 964          (2,402)
Net earnings per share                                  $0.27            $0.23               $0.20          ($0.70)

                                             Fourth Quarter     Third Quarter     Second Quarter     First Quarter
                                                  1995              1995               1995              1995
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                               $19,540          $19,288             $18,539           17,851
Operating earnings                                      1,684            1,460               1,440            1,491
Earnings before taxes                                     828              545                 529              647
Income taxes                                               --               --                  --               --
Net earnings                                              828              545                 529              647
Net earnings per share                                  $0.36            $0.24               $0.23            $0.28


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to September 30, 1996, involving a change of accountants or disagreements on accounting and financial disclosure.



                                                     PART III

Item 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT

         The Company incorporates by reference the information contained under the heading "Election of Directors" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 1996 Annual Meeting of Stockholders to be held December 18, 1996.


Item 11.          EXECUTIVE COMPENSATION

         The Company incorporates by reference the information contained under the heading "Executive Compensation" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 1996 Annual Meeting of Stockholders to be held December 18, 1996.


Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 1996 Annual Meeting of Stockholders to be held December 18, 1996.


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information contained under the heading "Certain Relationships and Related Transactions" from its definitive Proxy Statement to be delivered to stockholders of the Company in connection with the 1996 Annual Meeting of Stockholders to be held December 18, 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.
The Company's audited financial statements are set forth at the following pages of this report:

                                                                    Page
Consolidated Statement of Earnings.................................  20
Consolidated Statement of Financial Position.......................  21
Consolidated Statements of Stockholders' Equity....................  22
Consolidated Statements of Cash Flows..............................  23
Notes to Consolidated Financial Statements.........................  24
Report of Independent Public Accountants...........................  33

         2.  Financial Statement Schedules.
Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K
There were no reports on Form 8-K filed during the fourth quarter ended September 30, 1996.

(c)      Exhibits

NumberDescription 1 + Form of Underwriting Agreement.
2.1 + Exchange Agreement dated as of April 19, 1995, among Richard D. Simon, Trustee of the Richard D. Simon Revocable Trust, UTAD 2/12/93, and Richard
      D. Simon as a sole proprietorship d/b/a R. D. Simon Trucking, Kelle A. Simon, A. Lyn Simon, Sherry L. Simon Bokovoy, Richard D. Simon, Jr., Alban
      B. Lang, and Dick Simon Trucking, Inc., a
      Utah corporation.
2.2 + Formation Agreement dated May 31, 1995, among Richard D. Simon, Trustee of the Richard D. Simon Trust, UTAD 2/12/93, Kelle Allen Simon, Arthur Lynn Simon (also known as Lyn Simon), Sherry Lee Simon Bokovoy, Richard D. Simon, Jr. (also known as Richard Dick Simon, or "King" Simon) and Alban Lang.
3.1 + Articles of Incorporation.
3.2 + Bylaws.
4.1 + Articles of Incorporation.
4.2 + Bylaws.
4.3 + Formation Agreement dated May 31, 1995, among Richard D. Simon, Trustee of the Richard D. Simon Trust, UTAD 2/12/93, Kelle Allen Simon, Arthur Lynn Simon (also known as Lyn Simon), Sherry Lee Simon Bokovoy, Richard D. Simon, Jr. and Alban Lang.
10.1+ OmniTRACSTM Contract dated May 6, 1992, between Qualcomm, Incorporated and
      Dick Simon Trucking, Inc., a Utah corporation, for communications equipment and services, and most recent amendment dated May 13, 1994.
10.2+ Outside Director Stock Option Plan.
10.3+ Incentive Stock Plan.
10.4+ 401(k) Plan.
10.5+ Exchange  Agreement dated April 19, 1995, among Richard D. Simon,  Trustee of the Richard D. Simon Revocable Trust, UTAD 2/12/93, and Richard D. Simon as a sole proprietorship d/b/a R. D. Simon Trucking, Kelle A. Simon,
      A. Lyn Simon, Sherry L. Simon Bokovoy, Richard D. Simon, Jr., Alban B. Lang, and Dick Simon Trucking, Inc., a
      Utah corporation.
10.6+ Formation Agreement dated May 31, 1995, among Richard D. Simon, Trustee of the Richard D. Simon Trust, UTAD 2/12/93, Kelle Allen Simon, Arthur Lynn Simon (also known as Lyn Simon), Sherry Lee Simon Bokovoy, Richard D. Simon, Jr. and Alban Lang.
10.7+ License  Agreement  dated  October  12,  1993,   between  Dick Simon
      Trucking, Inc.,   a  Utah  corporation  and Rand McNally - TDM, Inc.
10.8+ Line of Credit and  Security  Agreement,  Inclusive  Loan  Agreement,  and
      Promissory Note, all dated February 28, 1994 between First Interstate Bank of Utah, N.A., and Dick Simon Trucking, Inc., a Utah corporation, as amended June 21, 1994.
10.9+ Firm Fixed Price  Agreement  Contract for Sale of Petroleum  Product dated
      July 9, 1993 between MG Refining and Marketing, Inc. and Dick Simon Trucking, Inc., a Utah corporation
10.1+ Plan of Merger  dated April 19, 1995  between the Richard D. Simon  Trust,
      UTAD 2/12/93, Kelle A. Simon, Lyn Simon, Richard D. Simon, Jr., Sherry Simon Bokovoy, and Alban Lang as officers, directors, and/or shareholders of Dick Simon Trucking, Inc., a Utah corporation.
10.1# Loan  Agreement  (Line of Credit)  dated  April 29,  1996  (replaced  loan agreement dated December 1, 1995) between U.S. Bank of Utah and Simon Transporation Services Inc.
10.1# Loan Agreement (Headquarter's Loan) dated May 23, 1996 between U.S. Bank of Utah and Dick Simon Trucking, Inc.
 21 + List of subsidiaries.
 23   Consent of Arthur Andersen LLP, independent public accountants.



       + Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.

       # Filed as an exhibit to the  registrant's  Quarterly  Report on Form
         10-Q for the period ended June 30, 1996, Commission File No.   0-27208,
         dated August 9, 1996, and incorporated herein by reference.

                                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SIMON TRANSPORATION SERVICES, INC.



Date:   November 5, 1996          By:      /s/ Alban B. Lang
        ----------------                   -----------------
                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                      Position                               Date
                ---------                                      --------                               ----
/s/ Richard D. Simon                                                                         November 5, 1996
--------------------------------------     Chairman of the Board, President, and Chief
Richard D. Simon                           Executive Officer (principal executive officer)

/s/ Alban B. Lang                                                                            November 5, 1996
--------------------------------------     Treasurer and Chief Financial Officer
Alban B. Lang                              (principal financial and accounting officer);
                                           Director
/s/ Irene Warr                                                                               November 5, 1996
--------------------------------------
Irene Warr                                 Director

/s/ H.J. Frazier                                                                             November 5, 1996
--------------------------------------
H.J. Frazier                               Director


                                         SIMON TRANSPORTATION SERVICES INC.

                                         CONSOLIDATED STATEMENT OF EARNINGS


                                                                 For the Years Ended September 30,
                                                     ----------------------------------------------------------
                                                            1996               1995                1994
                                                     ----------------------------------------------------------

Operating Revenue                                          $101,089,530        $ 75,218,184       $ 71,690,734
                                                     ----------------------------------------------------------

Operating Expenses:
  Salaries, wages, and benefits                              40,014,702          28,035,318         25,948,755
  Fuel and fuel taxes                                        20,359,375          14,115,283         14,362,789
  Operating supplies and expenses                            13,701,428          10,839,485          8,978,394
  Taxes and licenses                                          3,287,833           2,756,587          2,557,612
  Insurance and claims                                        2,172,308           2,002,505          1,995,244
  Communications and utilities                                1,679,967           1,244,650          1,274,074
  Depreciation and amortization                               5,919,494           7,222,887          6,856,673
  Rent                                                        4,793,804           2,925,541          3,435,117
                                                     ----------------------------------------------------------
    Total operating expenses                                 91,928,911          69,142,256         65,408,658
                                                     ----------------------------------------------------------
    Operating earnings                                        9,160,619           6,075,928          6,282,076
Other (Expense) Earnings:
  Interest expense                                          (2,849,549)         (3,558,932)        (3,191,708)
  Other, net                                                     92,025              31,751             55,876
                                                     ----------------------------------------------------------
Earnings before provision for income taxes                    6,403,095           2,548,747          3,146,244
Provision for income taxes (Note 11)                          5,454,170                   -                  -
                                                     ----------------------------------------------------------
Net Earnings                                              $     948,925        $  2,548,747       $  3,146,244
                                                     ==========================================================

Unaudited Pro Forma Information: (Note 11)
  Earnings before provision for income taxes               $  6,403,095        $  2,548,747       $  3,146,244
  Provision for income taxes                                  2,535,626           1,009,304          1,245,913
                                                     ----------------------------------------------------------
  Net earnings                                             $  3,867,469        $  1,539,443       $  1,900,331
                                                     ==========================================================
  Net earnings per common share                        $           0.88    $           0.67   $           0.83
                                                     ==========================================================
  Weighted average common shares outstanding                  4,417,643           2,300,000          2,300,000
                                                     ==========================================================


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

                                        SIMON TRANSPORTATION SERVICES INC.

                                   CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                       ASSETS

                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                        1996             1995
                                                                                  ----------------------------------
Current Assets:
  Cash                                                                                $  5,571,431     $    350,380
  Receivables, net of allowance for doubtful accounts of $66,000 and $115,000,
     respectively                                                                       13,261,974        7,331,701

  Operating supplies                                                                       428,123          639,915
  Prepaid expenses and other                                                             1,302,492          416,945
  Deferred tax asset                                                                       627,883               --
                                                                                  ----------------------------------
        Total current assets                                                            21,191,903        8,738,941
                                                                                  ----------------------------------
Property and Equipment, at cost:
  Land                                                                                   2,918,804        2,710,071
  Revenue equipment                                                                     58,779,032       63,591,169
  Buildings and improvements                                                             8,639,875        4,796,379
  Office furniture and equipment                                                         2,766,218        2,116,518
                                                                                  ----------------------------------
                                                                                        73,103,929       73,214,137
  Less accumulated depreciation and amortization                                      (16,390,209)     (21,014,556)
                                                                                  ----------------------------------
                                                                                        56,713,720       52,199,581
                                                                                  ----------------------------------
Other Assets                                                                               317,645          498,473
                                                                                  ----------------------------------

                                                                                       $78,223,268      $61,436,995
                                                                                  ==================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                    $ 2,892,300      $ 8,577,770
  Current portion of capitalized lease obligations                                       3,760,250       12,389,442
  Accounts payable                                                                       1,691,900        1,369,252
  Income taxes payable                                                                   2,191,984               --
  Accrued liabilities                                                                    2,324,918        1,835,620
  Accrued claims payable                                                                 1,602,344        1,296,575
                                                                                  ----------------------------------
        Total current liabilities                                                       14,463,696       25,468,659
                                                                                  ----------------------------------

Long-Term Debt, net of current portion                                                  15,433,145        7,135,935
                                                                                  ----------------------------------
Capitalized Lease Obligations, net of current portion                                   15,342,293       19,799,823
                                                                                  ----------------------------------
Deferred Income Taxes                                                                    3,880,653                --
                                                                                  ----------------------------------

Commitments (Note 7)

Stockholders' Equity:
  Preferred stock, $.01 par value,  5,000,000 shares authorized,  none issued
  Class A  Common  Stock,  $.01  par  value,  20,000,000  shares  authorized,
     2,870,507 and 427,839 shares issued, respectively                                      28,705            4,278
  Class B Common Stock, $.01 par value, 5,000,000 shares authorized, 1,872,161
     shares issued                                                                          18,722           18,722
  Additional paid-in capital                                                            25,282,496          735,292
  Retained earnings                                                                      3,773,558        8,274,286
                                                                                  ----------------------------------
        Total stockholders' equity                                                      29,103,481        9,032,578
                                                                                  ----------------------------------

                                                                                       $78,223,268      $61,436,995
                                                                                  ==================================

The accompanyning notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                        SIMON TRANSPORTATION SERVICES INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Class A  Class B   Additional                            Total
                                 Common   Common   Common      Paid-in      Retained   Treasury  Stockholders'
                                  Stock    Stock     Stock     Capital      Earnings     Stock      Equity
                                ------------------------------------------------------------------------------
   Balance, September 30, 1993   $149,852 $     -- $      --   $    --      $5,611,880 $(25,764) $  5,735,968

     Distributions to                  --       --        --                (1,438,974)       --   (1,438,974)
      stockholders of S
      corporation

     Net Earnings                      --       --        --                 3,146,244        --    3,146,244
                                ------------------------------------------------------------------------------
   Balance, September 30, 1994    149,852       --        --        --       7,319,150  (25,764)    7,443,238

     Distributions to                           --        --                (1,593,611)            (1,593,611)
      stockholders of S
      corporation

     Acquisition of Freight       160,000       --        --                                          160,000
      Sales, Inc.  through
      issuance of 22,308
      shares of common stock
      (Note 1)
     Payment of notes payable     474,204       --        --                                          474,204
      to stockholders through
      issuance of 66,225
      shares of common stock
      (Note 9)

     Recapitalization of         (784,056)    7,000    28,500      722,792                 25,764          --
      capital stock, 700,000
      Class A shares  and
      2,850,000  Class B shares
      of  Common  Stock issued
      for 3,550,000 shares of
      common stock (Note 1)

     Pro rata contribution of                (2,722)   (9,778)      12,500                     --          --
      272,161 shares of
      Class A Common Stock and
      977,839 shares of
      Class B Common Stock by
      stockholders (Note 1)

     Net Earnings                                --        --                 2,548,747             2,548,747
                                ------------------------------------------------------------------------------
   Balance, September 30, 1995         --     4,278    18,722      735,292    8,274,286        --   9,032,578

     Distributions to                                                          (605,060)             (605,060)
      stockholders of S
      corporation

     Sale of Common Stock in                 24,420             19,696,318                         19,720,738
      initial public offering,
      net of issuance costs

     Change in tax status                                        4,844,593   (4,844,593)                   --

     Exercise of stock options                    7                  6,293                              6,300

     Net Earnings                                                               948,925               948,925
                                ------------------------------------------------------------------------------
   Balance, September 30, 1996  $      --   $28,705    $18,722 $25,282,496   $3,773,558 $      -- $29,103,481
                                ==============================================================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       SIMON TRANSPORTATION SERVICES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Years Ended September 30,
                                                                   --------------------------------------------------------
                                                                          1996              1995               1994
                                                                   --------------------------------------------------------
 Cash Flows From Operating Activities:
  Net earnings                                                            $   948,925        $2,548,747         $3,146,244
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                           5,919,494         7,222,887          6,856,673
    Changes in assets and liabilities:
      Increase in receivables, net                                         (5,930,273)         (477,913)          (752,748)
      Decrease (increase) in operating supplies                               211,792          (166,726)           (71,633)
      Increase in prepaid expenses and other                                 (885,547)         (117,628)           (22,397)
      Increase in deferred tax asset                                         (627,883)               --                 --
      Decrease (increase) in other assets                                     180,828          (464,990)            99,225
      Increase (decrease) in accounts payable                                 322,648          (577,613)           274,652
      Increase in income taxes payable                                      2,191,984                --                 --
      Increase in accrued liabilities                                         489,298            17,700            326,248
      Increase in accrued claims payable                                      305,769           277,903            498,654
      Increase in deferred income taxes                                     3,880,653                --                 --
                                                                   --------------------------------------------------------
        Net cash provided by operating activities                           7,007,688         8,262,367         10,354,918
                                                                   --------------------------------------------------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                      (23,149,090)       (6,338,014)        (8,332,284)
  Proceeds from the sale of property and equipment                         18,499,863         7,594,684          2,224,519
                                                                   --------------------------------------------------------
        Net cash (used in) provided by investing
          activities                                                       (4,649,227)        1,256,670         (6,107,765)
                                                                   --------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                                 19,666,814         3,764,916         13,553,287
  Principal payments on long-term debt                                    (12,775,333)       (4,653,591)       (10,818,948)
  Net (payments) borrowings under line-of-credit agreement                 (4,279,741)        2,570,529              9,313
  Principal payments under capitalized lease
   obligations                                                            (18,871,127)       (9,309,717)        (5,779,042)
  Net proceeds from issuance of Class A Common Stock                       19,727,037                --                 --
  Distributions to stockholders                                              (605,060)       (1,593,611)        (1,438,973)
                                                                   --------------------------------------------------------
        Net cash provided by (used in) financing activities                 2,862,590        (9,221,474)        (4,474,363)
                                                                   --------------------------------------------------------
Net Increase (Decrease) In Cash                                             5,221,051           297,563           (227,210)
Cash at Beginning of Year                                                     350,380            52,817            280,027
                                                                   --------------------------------------------------------
Cash at End of Year                                                        $5,571,431       $   350,380       $     52,817
                                                                   ========================================================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for interest                                 $2,847,583        $3,440,685         $3,150,503

Supplemental Schedule of Noncash Investing and
  Financing Activities:
    Equipment acquired through capitalized lease
      obligations                                                          $5,784,405       $11,479,970         $4,379,060

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                         SIMON TRANSPORTATION SERVICES INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      DESCRIPTION OF THE COMPANY, ACQUISITIONS, AND RECAPITALIZATION

         Simon Transportation Services Inc. was incorporated in Nevada on August 15, 1995 to acquire all of the outstanding capital stock of Dick Simon Trucking, Inc., a Utah corporation, through a transaction intended to qualify as a transfer to a controlled corporation. The accompanying consolidated financial statements present the consolidated financial position and results of operations of Simon Transportation Services Inc. and Dick Simon Trucking, Inc., its wholly owned subsidiary (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

         The Company is a truckload carrier that specializes in premium service, primarily through temperature-controlled transportation predominantly for major shippers in the U.S. food industry.

R. D. Simon Trucking

         Historically, the accompanying financial statements included the combined accounts of Dick Simon Trucking, Inc. and R. D. Simon Trucking (the "Affiliate"). The Affiliate was a sole proprietorship owned by Richard D. Simon, the majority stockholder of the Company. The Affiliate leased tractors, trailers and terminal and shop facilities to the Company.

         On April 19, 1995, the Company entered into an exchange agreement with its majority stockholder to acquire all of the assets and liabilities of the Affiliate in exchange for 753,135 shares of Common Stock of the Company. In exchange for the issuance of the common stock, the Company assumed ownership of assets with an estimated fair value of approximately $8,500,000 and liabilities of approximately $3,100,000.

         The Company has accounted for the acquisition of the Affiliate as a reorganization of entities under common control and, accordingly, the financial statements for all periods presented have been adjusted to reflect the combination of the entities at their historical bases.

Freight Sales, Inc.

         In connection with the above mentioned exchange agreement, the Company also acquired Freight Sales, Inc. ("Freight Sales"), a company owned by the adult children of the majority stockholder of the Company, which children are also minority stockholders of the Company. The Company issued 22,308 shares of common stock in exchange for all of the outstanding stock of Freight Sales.

         The Company has accounted for the acquisition of Freight Sales under the purchase method of accounting and, accordingly, the acquired asset values of $160,000 are presented in these financial statements as of the acquisition date at their respective fair values in relation to the purchase price. No intangible assets were recorded in this acquisition. As part of the transaction, Freight Sales was merged into the Company and ceased to exist as a legal entity. The Company has omitted the pro forma results of operations required by Accounting Principles Board Opinion No. 16 because the transaction was immaterial to the Company's consolidated financial statements.

Recapitalization

         In August 1995, the Board of Directors approved a reverse stock split of one-for-3.37 shares of common stock, and a recapitalization of the Company. All references in the consolidated financial statements to the number of shares of common stock have been restated to reflect this reverse stock split.

         The post-recapitalization authorized capital stock for the Company consists of 20,000,000 shares of $.01 par value Class A Common Stock with one vote per share voting rights; 5,000,000 shares of $.01 par value Class B Common Stock with two votes per share voting rights; and 5,000,000 shares $.01 par value preferred stock. In connection with this recapitalization, the Company issued 700,000 shares of Class A and 2,850,000 shares of Class B Common Stock in exchange for all of the previously outstanding shares of common stock. All of the Class B and 39,641 shares of Class A Common Stock were issued to the majority stockholder of the Company.

         On September 30, 1995, the Company's stockholders contributed on a pro rata basis 272,161 shares of Class A and 977,839 shares of Class B Common Stock to the Company. This contribution was made to reduce the number of shares of the Company's common stock prior to its initial public offering. All contributed shares were retired by the Company.

         Immediately prior to the effective date of the Company's initial public offering, the Company issued 427,839 shares of Class A and 1,872,161 shares of Class B common stock of Simon Transportation Services Inc. to the existing shareholders of Dick Simon Trucking, Inc. in exchange for all of the outstanding capital stock of Dick Simon Trucking, Inc. in a transaction intended to qualify as a transfer to a controlled corporation under Section 351 of the Internal Revenue Code. This transaction was consummated on November 17, 1995, and resulted in a capital stock structure identical to that reflected in the accompanying September 30, 1995 consolidated balance sheet.

         On November 17, 1995, the Company completed its initial public offering of 2,441,968 shares of Class A Common Stock which generated net proceeds of $19,720,738 after deducting underwriting commissions and other expenses. A majority of the proceeds were used to pay off certain long-term debt (see Note
4).

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from these estimates.

Revenue Recognition and Significant Customers

         Freight charges and related direct freight expenses are recognized as revenue and operating expense when freight is delivered at a destination point. One customer accounted for approximately 18, 19, and 15 percent of operating revenue in fiscal years 1996, 1995, and 1994, respectively. At September 30, 1996, the Company had accounts receivable outstanding with this customer totaling $1,793,808. Another customer accounted for approximately 12 and 17 percent of operating revenue in fiscal years 1995 and 1994, respectively.

Operating Supplies

         Operating supplies consist primarily of tires, fuel and maintenance parts for revenue equipment which are stated at the lower of first-in, first-out
(FIFO) cost or market value.

Property and Equipment

         Property and equipment are recorded at cost and depreciated based on the straight-line method over their estimated useful lives, taking into consideration salvage values for purchased property and residual values for equipment held under capitalized leases. Leasehold improvements are amortized over the terms of the respective lease or the lives of the assets, whichever is shorter.

         Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded as an adjustment to depreciation and amortization. Net gains from the disposition of equipment in the amounts of $2,447,765, $885,439, and $229,386 for the fiscal years ended September 30, 1996, 1995, and 1994, respectively, have been included in depreciation and amortization in the accompanying statements of earnings and cash flows.

         The estimated useful lives of property and equipment are as follows:

Revenue equipment                                                   3 - 7 years
Buildings and improvements                                             30 years
Office furniture and equipment                                      5 - 8 years

         Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service.

Fair Value of Financial Instruments

         The carrying amounts reported in the accompanying statements of financial position for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt.

Insurance Coverage and Accrued Claims Payable

         The Company acts as a self-insurer for auto liability, workers' compensation, tractor physical damage, trailer physical damage, and cargo damage claims up to $100,000, $100,000, $25,000, $10,000 and $10,000, respectively, per single occurrence. Liability in excess of these amounts is assumed by the insurance underwriter up to applicable policy limits. The Company maintains loss prevention programs in an effort to minimize this risk.

         The Company estimates and accrues a liability for its share of ultimate settlements using all available information including the services of a third-party insurance risk claims administrator to assist in establishing reserve levels for each occurrence based on the facts and circumstances of the occurrence coupled with the Company's past history of such claims. The Company accrues for workers' compensation and automobile liabilities when reported, typically the same day as the occurrence. Additionally, the Company accrues an estimated liability for incurred but not reported claims. Expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss developments in the period when new information so dictates.

         The Company had outstanding letters of credit related to insurance coverage totaling $950,000 at September 30, 1996. These letters of credit mature at various times through November 1996 and renew annually unless terminated by either party.

Recent Accounting Pronouncement

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of" ("SFAS No. 121"). SFAS No. 121 is required to be adopted for fiscal years beginning after December 15, 1995, with early adoption permitted. The effect of implementing SFAS No. 121 is not expected to be material to the Company's financial position and results of operations when adopted.

(3)      INCOME TAXES

         Effective October 1, 1990, Dick Simon Trucking, Inc. elected for federal and state income tax purposes to include its taxable earnings with that of its stockholders (an S corporation election). Accordingly, from that date to November 16, 1995, the Company made no provision for income taxes in its financial statements. The Company's policy was to make distributions to its stockholders in amounts at least equal to the stockholders' income taxes that were attributable to the net earnings of the Company. The Company recorded such distributions when they were declared to the stockholders.

         Concurrently with the acquisition of all of the capital stock of Dick Simon Trucking, Inc. by Simon Transportation Services Inc. (see Note 1), the S corporation status of the Company terminated and the Company became subject to federal and state income taxes. Upon termination of the Company's S corporation status, the Company recognized deferred income tax assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." The Company recorded, in accordance with SFAS No. 109, a net deferred income tax liability and the related deferred income tax expense in the quarter in which the change occurred. Additionally, in connection with the termination of the S corporation election, the Company reclassified its retained earnings to additional paid-in capital.

         The provision for income taxes includes the following components for the year ended September 30, 1996:


        Current tax provision:
                  Federal                                          $1,758,933
                  State                                               442,467
                                                               -----------------
                                                                    2,201,400
                                                               -----------------

         Deferred tax provision:
                  Federal                                             254,592
                  State                                                18,063
                  Net deferred tax liability upon
                      termination of S corporation status           2,980,115
                                                               -----------------
                                                                    3,252,770
                                                               -----------------

         Provision for income taxes                                $5,454,170
                                                               =================

         The following is a reconciliation between the statutory Federal income tax rate of 34 percent and the effective rate which is derived by dividing the provision for income taxes by earnings before provision for income taxes:

         Computed "expected" provision for income
              taxes at the statutory rate                          $2,177,053
         Increase (decrease) in income taxes
              resulting from:
                  Net deferred tax liability upon
                      termination of S corporation status           2,980,115
                  State income taxes, net of federal income
                      tax benefit                                     303,950
                  Other, net                                           (6,948)
                                                               -----------------

         Provision for income taxes                                $5,454,170
                                                               =================

         The components of the net deferred income tax liability as of September 30, 1996, and November 17, 1995 (the date the S corporation status terminated) are as follows:

                                                                      September 30,        November 17,
                                                                          1996                1995
                                                                    ------------------ ------------------
         Deferred income tax assets:
              Claims reserve                                         $      423,768            292,435
              Other reserves and accruals                                   204,115             78,877
                                                                    ------------------ ------------------

         Total deferred income tax assets                                   627,883            371,312

         Deferred income tax liability:
              Difference between book and tax basis
                  of property and equipment                              (3,880,653)        (3,351,427)
                                                                    ------------------ ------------------

         Net deferred income tax liability                           $   (3,252,770)    $   (2,980,115)
                                                                    ================== ==================

(4)      LONG-TERM DEBT

Long-term debt consists of the following and the construction  loan discussed in
Note 5:

                                                                                          September 30,
                                                                              --------------------------------------
                                                                                     1996               1995
                                                                              --------------------------------------
Notes payable to a bank, interest ranging from 6.24 percent to 7.20 percent,         $12,331,568                  $
       payable in monthly installments through April 2001, secured by revenue                                    --
       equipment
Note payable to a bank, interest at LIBOR plus 1.1 percent (6.48 percent at            1,816,874                 --
       September 30, 1996), payable in monthly installments through May 2001, secured by revenue equipment
Notes payable to a finance company, interest ranging from LIBOR plus 1.75 to                  --          4,310,763
       2.75 percent (7.53 to 8.53 percent at September 30, 1995), secured by revenue equipment and land, paid in full during fiscal year 1996
Notes payable to a finance company, interest at a variable rate based on the                  --          2,571,969
       30-day commercial paper rate plus 2.75 percent (8.7 percent at
       September 30, 1995), secured by revenue equipment, paid in full during fiscal year 1996
Notes payable to a bank, interest ranging from prime plus .75 to 1 percent                    --          1,395,846
       (9.50 to 9.75 percent at September 30, 1995), secured by land and buildings, paid in full during fiscal year 1996
Notes payable to a finance company, interest at prime plus .35 percent (9.10                  --          1,039,181
       percent at September 30, 1995), secured by revenue equipment, paid in full during fiscal year 1996
Notes payable to a bank, interest ranging from prime plus .25 to .75 percent                  --          1,037,671
       (9 to 9.5 percent at September 30, 1995), secured by revenue equipment
       , office equipment and land, paid in full during fiscal year 1996
Notes payable to a bank, interest rates ranging from 7.20 to 8.25 percent,                 7,126            416,258
       payable in monthly installments through October 1996, secured by revenue equipment
Line-of-credit totaling  $7,500,000 at September 30, 1995, interest at LIBOR                  --          4,279,470
       plus 2 percent (7.78 percent at September 30, 1995) secured by accounts receivable, paid in full during fiscal year 1996
Other                                                                                         --            662,547
                                                                              --------------------------------------
                                                                                      14,155,568         15,713,705
Less current portion                                                                  (2,892,300)        (8,577,770)
                                                                              --------------------------------------
                                                                                     $11,263,268        $ 7,135,935
                                                                              ======================================

         Scheduled principal payments of long-term debt are as follows:

             Years Ending September 30,                           Amount
------------------------------------------------------      -------------------
                        1997                                    $    2,892,300
                        1998                                         2,997,601
                        1999                                         3,178,059
                        2000                                         3,371,044
                        2001                                         1,716,564
                                                            -------------------
                                                                $   14,155,568
                                                            ===================

(5)      CONSTRUCTION LOAN AND LINE OF CREDIT

         The Company has entered into a construction loan agreement with a bank to finance the construction of a new headquarters, shop, terminal and driver recruitment and orientation center. The agreement provides a $10 million credit facility that will convert to a term loan upon completion of the facility. Until construction is completed, no payments are due and all accrued interest is added to the loan balance. As of September 30, 1996, the Company had borrowed $4,169,877 under the agreement.

         The construction loan contains various restrictive covenants including maximum debt to tangible net worth and minimum tangible net worth requirements. As of September 30, 1996, the Company was in compliance with all covenants under the construction loan agreement.

         The Company has an unsecured line of credit for $5,000,000. As of September 30, 1996, the Company had not drawn on this line of credit.


(6)      CAPITALIZED LEASE OBLIGATIONS

         Certain   revenue   equipment   is  leased  under   capitalized   lease
obligations. The following is a summary of assets held under capital lease agreements:

                                                   September 30,
                                  ----------------------------------------------
                                            1996                   1995
                                  ----------------------------------------------

Revenue equipment                         $ 28,823,541           $ 48,678,031
Less accumulated amortization               (7,313,862)           (14,433,957)
                                  ----------------------------------------------
                                          $ 21,509,679           $ 34,244,074
                                  ==============================================


         The following is a schedule by year of future minimum lease payments under capitalized leases together with the present value of the minimum lease payments at September 30, 1996:

            Years Ending September 30,                       Amount
---------------------------------------------------    --------------------
                       1997                                 $    4,869,050
                       1998                                      8,195,453
                       1999                                      3,340,570
                       2000                                      3,463,770
                       2001                                      1,843,795
                                                       --------------------
Total minimum lease payments                                    21,712,638
Less amount representing interest                               (2,610,094)
                                                       --------------------
Present value of minimum lease payments                         19,102,544
Less current portion                                            (3,760,251)
                                                       --------------------
                                                             $  15,342,293
                                                       ====================


(7)      COMMITMENTS

Operating Leases

         The Company is committed under noncancelable operating leases involving certain revenue equipment. Rent expense for noncancelable operating leases was $3,997,352, $2,562,440, and $3,153,238 for fiscal years 1996, 1995, and 1994, respectively. Aggregate future lease commitments are $11,483,479, $11,406,441, $8,359,297, $2,548,065 and $2,153,511 for the years ending September 30, 1997,
1998, 1999, 2000 and 2001, respectively.

Orders for Revenue Equipment

         As of September 30, 1996, the Company had placed orders for fiscal years 1997 and 1998 to purchase revenue equipment at an estimated total purchase price of $77,000,000. The revenue equipment is to be delivered during fiscal years 1997 and 1998. Approximately $21,000,000 of the new revenue equipment will be used to replace older revenue equipment and the balance represents incremental additions to the Company's fleet. These orders may be canceled by the Company without penalty upon written notification any time prior to 85 days before the revenue equipment's scheduled delivery.

(8)      STOCK PLANS

Incentive Stock Plan

         On May 31, 1995, the Board of Directors and stockholders approved and adopted the Dick Simon Trucking, Inc. Incentive Stock Plan (the "Plan"). The Plan reserves 400,000 shares of Class A Common Stock for issuance thereunder. The Board of Directors or its designated committee administers the Plan and has the discretion to determine the employees and officers who will receive awards, the type of awards (incentive stock options, non-statutory stock options, restricted stock awards, reload options, other stock based awards, and other benefits) to be granted and the term, vesting provisions and exercise prices.

Outside Director Stock Plan

         On August 16, 1995, the Company adopted an Outside Director Stock Plan, under which each director who is not an employee of the Company will receive an annual option to purchase 1,000 shares of the Company's Class A Common Stock at 85% of the market price at the end of the month immediately the grant date, except for 1995, in which the exercise price was $9.00. The Company has reserved 25,000 shares of Class A Common Stock for issuance under the Outside Director Stock Plan.

         The following table summarizes the combined stock option activity for both plans from inception of the plans through the year ended September 30, 1996:

                                              Number of     Price Per Share
                                               Options
                                           ---------------- -----------------

Outstanding at September 30, 1994                     --
         Granted                                 230,900       $ 9.00
                                           ---------------- -----------------

Outstanding at September 30, 1995                230,900       $ 9.00
         Granted                                   3,000       $ 9.00
         Exercised                                  (700)      $ 9.00
         Forfeited                                (5,500)      $ 9.00
                                           ---------------- -----------------

Outstanding at September 30, 1996                227,700       $ 9.00
                                           ================ =================


As of September 30, 1996, approximately 44,700 options are exercisable.


Executive Bonuses

         On May 3, 1996, the Board of Directors approved an executive bonus program whereby 5 percent of earnings before provision for income taxes will be distributed to executive officers as bonuses. The executive bonus program will be effective beginning in fiscal year 1997.

(9)      RELATED PARTY TRANSACTIONS

         Historically the Company maintained life insurance policies on certain officers (other than Richard D. Simon) and an employee. The Company was named as the beneficiary under each of the policies. The cash surrender value for each policy accrued to the insured officer or employee. During February 1995, the Company canceled the policies and issued notes payable totaling $475,000 to the insured individuals for the amount of the cash surrender value of the policies. During April 1995, the Company issued 66,225 shares of common stock to these individuals as satisfaction of the notes payable.

         During fiscal years 1995 and 1994 the Company paid lease payments of $30,000 and $90,000, respectively, to Freight Sales.

         Prior to the reorganization described in Note 1, the Company leased certain real estate and revenue equipment from the Affiliate. During fiscal years 1995 and 1994, the Company paid rent of approximately $532,000 and $912,000 to the Affiliate. All such amounts have been eliminated in the accompanying consolidated financial statements because of related ownership and the single purpose of the entities.


(10)     EMPLOYEE BENEFIT PLAN

         The Company has adopted a defined contribution plan, the Dick Simon Trucking, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"). All employees who have completed one year of service and have reached age 21 are eligible to participate in the 401(k) Plan. Newly eligible employees may first begin participating in the 401(k) Plan on the earlier of January 1 or July 1 after meeting the eligibility requirements. Under the 401(k) Plan, employees are allowed to make contributions of up to 15 percent of their annual compensation; the Company may make matching contributions equal to a discretionary percentage, to be determined by the Company, of the employee's salary reductions. The Company may also make additional discretionary contributions to the 401(k) Plan. All amounts contributed by a participant are fully vested at all times. The participant becomes 20 percent vested in any matching or discretionary contributions after two years of service. This vesting percentage increases to 100 percent after six years of service. During fiscal years 1996, 1995, and 1994, the Company contributed $192,389, $141,240, and $94,500, respectively, to the 401(k) Plan.


(11)     PRO FORMA INFORMATION (UNAUDITED)

Pro Forma Provision for Income Taxes

         Contemporaneously with the November 17, 1995 effective date of the Company's initial public offering, the S corporation stockholders terminated their S corporation election. Accordingly, the pro forma provision for income taxes has been determined in accordance with SFAS No. 109, assuming the Company had been taxed as a C corporation for federal and state income tax purposes using an effective income tax rate of 39.6 percent. The pro forma provision for income taxes does not reflect the $2,980,115 charge to earnings for deferred taxes the Company recorded upon termination of its S corporation status.

Pro Forma Net Earnings Per Common Share and Weighted Average Common Shares Outstanding

         As discussed in Note 1, in 1995, the Company recapitalized its capital stock. Accordingly, the historical presentation of net earnings per common share would not present a meaningful comparison due to the recapitalization. However, pro forma net earnings per common share is reflected in the accompanying consolidated financial statements in order to present net earnings per common share as if the recapitalization, contribution of Common Stock, and all Common Stock issuances through September 30, 1995 had been effective for all periods presented.

                                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
  Simon Transportation Services Inc.:

         We have audited the accompanying consolidated statements of financial position of Simon Transportation Services Inc. (a Nevada corporation) and subsidiary as of September 30, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simon Transportation Services Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
October 11, 1996