Form 10-Q
period 1996-12-31
SIMON TRANSPORTATION SERVICES INC
filed 1997-01-28
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission File Number 0-27208

                       Simon Transportation Services Inc.
             (Exact name of registrant as specified in its charter)



                  Nevada                                87-0545608
      (State or other jurisdiction of   (I.R.S. employer identification number)
       incorporation or organization)


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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (December 31, 1996).

             Class A Common Stock, $.01 par value: 2,872,757 shares Class B Common Stock, $.01 par value: 1,872,161 shares


 Exhibit Index is on Page 10.

                                    SIMON TRANSPORTATION SERVICES INC.
                                            TABLE OF CONTENTS

                                                  PART I

                                          FINANCIAL INFORMATION


                                                                        PAGE
                                                                       NUMBER

Item 1.      Financial statements:

             Condensed consolidated statements of financial position
                  as of September 30, 1996 and December 31, 1996         3

             Condensed consolidated statements of earnings
                  for the three months December 31, 1996 and 1995        4

             Condensed consolidated statements of cash
                  flows for the three months ended
                  December 31, 1996 and 1995                             5

             Notes to condensed consolidated financial statements        6

Item 2.      Management's discussion and analysis of financial
                  condition and results of operations                    7



                                                 PART II

                                            OTHER INFORMATION



Item 1.      Legal Proceedings                                          10

Item 2.      Changes in Securities                                      10

Item 3.      Defaults Upon Senior Securities                            10

Item 4.      Submission of Matters to a Vote of Security Holders        10

Item 5.      Other Information                                          10

Item 6.      Exhibits and Reports on Form 8-K                           10

                                    SIMON TRANSPORTATION SERVICES INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                ASSETS

                                                                             December 31, 1996           September 30, 1996
                                                                             -----------------           ------------------
                                                                                (Unaudited)
Current Assets:
         Cash                                                                      $ 4,107,994                 $  5,571,431
         Receivables, net of allowance for doubtful accounts of
         $48,000 and $66,000, respectively                                          14,256,016                   13,261,974
         Operating supplies                                                            425,371                      428,123
         Prepaid expenses and other                                                  2,950,573                    1,930,375
                                                                       ------------------------     ------------------------
                  Total current assets                                              21,739,954                   21,191,903
                                                                       ------------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                        2,928,804                    2,918,804
         Revenue equipment                                                          53,700,875                   58,779,032
         Buildings and improvements                                                 11,375,793                    8,639,875
         Office furniture and equipment                                              2,790,525                    2,766,218
                                                                       ------------------------     ------------------------
                                                                                    70,795,997                   73,103,929
         Less accumulated depreciation and amortization                            (14,960,370)                 (16,390,209)
                                                                       ------------------------     ------------------------
                                                                                    55,835,627                   56,713,720
                                                                       ------------------------     ------------------------
Other Assets                                                                           951,995                      317,645
                                                                       ========================     ========================
                                                                                 $  78,527,576                $  78,223,268
                                                                       ========================     ========================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                       $   2,927,734                $   2,892,300
         Current portion of capitalized lease obligations                            3,725,397                    3,760,250
         Accounts payable                                                            1,731,341                    1,691,900
         Accrued liabilities                                                         3,031,518                    4,516,902
         Accrued claims payable                                                      1,512,132                    1,602,344
                                                                       ------------------------     ------------------------
                  Total current liabilities                                         12,928,122                   14,463,696
                                                                       ------------------------     ------------------------

Long-Term Debt, net of current portion                                              17,328,692                   15,433,145
                                                                       ------------------------     ------------------------
Capitalized Lease Obligations, net of current portion                               14,030,684                   15,342,293
                                                                       ------------------------     ------------------------
Deferred Income Taxes                                                                3,880,653                    3,880,653
                                                                       ------------------------     ------------------------

Stockholders' Equity
         Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                            --                           --
         Class A common stock, $.01 par value, 20,000,000 shares
         authorized, 2,872,757 and 2,870,507 shares issued,
         respectively                                                                   28,728                       28,705
         Class B common stock, $.01 par value, 5,000,000 shares
         authorized, 1,872,161 shares issued                                            18,722                       18,722
         Additional paid-in capital                                                 25,302,723                   25,282,496
         Retained earnings                                                           5,009,252                    3,773,558
                                                                       ------------------------     ------------------------
                  Total stockholders' equity                                        30,359,425                   29,103,481
                                                                       ------------------------     ------------------------
                                                                                 $  78,527,576               $   78,223,268
                                                                       ========================     ========================

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                                         SIMON TRANSPORTATION SERVICES INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (Unaudited)


                                                                                      For the Three Months Ended
                                                                       -----------------------------------------------------
                                                                             December 31, 1996            December 31, 1995
                                                                             -----------------            -----------------
Operating Revenue                                                             $     34,166,193               $   20,588,101
                                                                       ------------------------     ------------------------

Operating Expenses:
         Salaries, wages, and benefits                                              13,171,808                    8,241,904
         Fuel & fuel taxes                                                           6,657,636                    4,042,972
         Operating supplies and expenses                                             4,350,499                    3,166,317
         Taxes and licenses                                                          1,436,465                      700,390
         Insurance and claims                                                          626,360                      274,627
         Communications and utilities                                                  530,004                      354,331
         Depreciation and amortization                                               1,513,545                    1,728,200
         Rent                                                                        3,446,607                      418,792
                                                                       ------------------------     ------------------------
                  Total operating expenses                                          31,732,924                   18,927,533
                                                                       ------------------------     ------------------------
                  Operating earnings                                                 2,433,269                    1,660,568
         Net interest expense                                                         (446,623)                    (805,597)
                                                                       ------------------------     ------------------------
Earnings before provision for income taxes                                           1,986,646                      854,971
Provision for income taxes (Note 2)                                                    750,952                    3,257,112
                                                                       ========================     ========================
Net earnings (loss)                                                                  1,235,694                   (2,402,141)
                                                                       ========================     ========================

Pro Forma Information (Note 3):
         Earnings before provision for income taxes                              $   1,986,646                      854,971
         Provision for income taxes                                                    750,952                      338,569
                                                                       ========================     ========================
         Net earnings                                                            $   1,235,694                $     516,402
                                                                       ========================     ========================

         Net earnings per common share                                           $        0.26                $        0.15
                                                                       ========================     ========================

         Weighted average common shares outstanding                                  4,743,154                    3,451,233
                                                                       ========================     ========================

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                                        SIMON TRANSPORTATION SERVICES INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                            For the Three Months Ended
                                                                                ---------------------------------------------
                                                                                    December 31, 1996       December 31, 1995
Cash Flows From Operating Activities:
     Net earnings (loss)                                                                    1,235,694             (2,402,141)

Adjustments to reconcile net earnings (loss) to net cash (used in)
     provided by operating activities
              Depreciation and amortization                                                 1,513,545              1,728,200
              Change in assets and liabilities:
                  Decrease (Increase) in receivables, net                                      93,458               (187,658)
                  Decrease in operating supplies                                                2,752                 63,178
                  Increase in prepaid expenses and other                                   (1,020,198)            (1,783,916)
                  (Increase) Decrease in other assets                                        (634,350)               373,306
                  Increase in accounts payable                                                 39,441                271,588
                  Decrease in accrued liabilities                                          (1,485,384)              (231,730)
                  Decrease in accrued claims payable                                          (90,212)               (92,300)
                  Increase in deferred income taxes                                                --              3,351,427
                                                                                ---------------------------------------------
                      Net cash (used in) provided by operating activities                    (345,254)             1,089,954
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (3,731,952)            (1,131,139)
     Proceeds from the sale of property and equipment                                       2,009,000                837,500
                                                                                ---------------------------------------------
                      Net cash used in investing activities                                (1,722,952)              (293,639)
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                               2,628,684                     --
     Principal payments on long-term debt                                                    (697,703)           (10,232,605)
     Net payments under line-of-credit agreement                                                   --             (4,279,741)
     Principal payments under capitalized lease obligations                                (1,346,462)            (3,558,523)
     Net proceeds from issuance of Class A common stock                                        20,250             19,716,753
     Distributions to stockholders                                                                 --               (605,060)
                                                                                ---------------------------------------------
                      Net cash provided by financing activities                               604,769              1,040,824
                                                                                ---------------------------------------------

Net (Decrease) Increase In Cash                                                            (1,463,437)             1,837,139
Cash at Beginning of Period                                                                 5,571,431                350,380
                                                                                ---------------------------------------------

Cash at End of Period                                                                    $  4,107,994           $  2,187,519
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                             526,424                820,383
         Cash paid during the period for income taxes                                       1,891,923                     --

Supplemental Schedule of Noncash Investing and Financing Activities:
         Equipment acquired through capitalized lease obligations                                  --              5,784,406
         Sale of equipment in exchange for receivable paid after
              period end                                                                    1,087,500              2,211,000

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

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

                  The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 31, 1996 condensed consolidated balance sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 1996. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.           Income Taxes
                  The provision for income taxes for the three months ended December 31, 1995 includes a one-time, non-cash charge for deferred taxes totaling $2,980,115 relating to the Company's termination of its S corporation election on November 17, 1995.

Note 3.           Pro Forma Net Earnings Per Common Share
                  Pro forma net income per common share is determined by dividing net earnings (loss) by the weighted average number of common shares (considering common stock equivalents) outstanding during the periods. Net earnings (loss) for the three-month period ended December 31, 1995 has been adjusted to reflect the results of operations as if the Company had been a C corporation and therefore subject to income taxes in the period, and, to eliminate the effect of the $3.0 million one-time, non-cash charge discussed in Note 2.

Forward Looking Statements

This quarterly report and statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity with the truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers. Readers should review and consider the various disclosures made by the Company in this quarterly statement and in its reports to its stockholders and periodic reports on Forms 10-K and 10-Q.

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's first fiscal quarters of its 1997 and 1996 fiscal years, respectively. The Company completed its initial public offering of approximately 2.4 million shares of Class A Common Stock during November 1995.

         The Company operated as an S corporation prior to November 17, 1995. As a result, the Company's net taxable earnings prior to that date were taxed directly to the Company's then-existing stockholders rather than to the Company. The pro forma statement of operations data included in the financial statements contained herein set forth the Company's net earnings (loss) for the periods presented as if the Company had been subject to federal and state income taxes for all periods. The termination of the Company's S corporation status contemporaneously with its initial public offering resulted in a one-time, non-cash charge of approximately $3.0 million in recognition of deferred income taxes, and the Company distributed approximately $605,000 in S corporation earnings to its existing shareholders prior to the offering.

Results of Operations

Three months ended December 31, 1996 and 1995

         Operating revenue increased 66.0% to $34.2 million for the three months ended December 31, 1996, from $20.6 million for the corresponding period of 1995. The increase in operating revenue was primarily attributable to a 56.7% increase in weighted average tractors, to 990 in the 1996 period from 632 in the 1995 period, and a 6.0% increase in average revenue per tractor per week, to $2,665 in the 1996 period from $2,513 in the 1995 period. These increases were partially offset by an increase in empty miles percentage to 12.0% from 11.8%.

         Salaries, wages, and benefits decreased to 38.6% of revenue for the three months ended December 31, 1996, from 40.0% for the corresponding period of 1995. The change was attributable to a leveling of the fixed costs associated with salaries paid to shop and administrative personnel. Salaries and wages for administrative personnel did not increase proportionately with revenue.

         Fuel and fuel taxes decreased to 19.5% of revenue for the three months ended December 31, 1996, from 19.6% for the corresponding period of 1995, principally as a result of an increase in the overall fuel efficiency of the Company's newer tractor fleet and fuel surcharges implemented with a substantial number of customers during the 1996 period. These savings were partially offset by higher fuel prices in the 1996 period as compared with the 1995 period.

         Operating supplies and expenses decreased to 12.7% of revenue for the three months ended December 31, 1996, from 15.4% for the corresponding period of 1995, primarily as a result of lower parts and tire replacement costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. Most of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased to 4.2% of revenue for the three months ended December 31, 1996, from 3.4% for the corresponding period of 1995, primarily as a result of amortizing the remaining portion of prepaid licensing fees for equipment disposed of prior to the end of the licensing year.

         Insurance and claims increased to 1.8% of revenue for the three months ended December 31, 1996, from 1.3% for the corresponding period of 1995 because of increased claims expense.

         Communications and utilities decreased to 1.6% of revenue for the three months ended December 31, 1996, from 1.7% for the corresponding period of 1995, primarily as a result of reduced rates for the Company's long distance service.

         Depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 4.4% of revenue for the three months ended December 31, 1996, from 8.4% for the corresponding period of 1995. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the period. The Company realized a net gain of $156,931 on the sale of property and revenue equipment during the 1996 period compared with a $463,500 net gain during the 1995 period.

         Rent increased to 10.1% of revenue for the three months ended December 31, 1996, from 2.0% for the corresponding period of 1995 as the Company replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 92.9% for the three months ended December 31, 1996, from 91.9% for the corresponding period of 1995.

         Net interest expense decreased to 1.3% of revenue for the three months ended December 31, 1996, from 3.9% for the corresponding period in 1995 as a result of lower average debt and capitalized lease balances and a decrease in the Company's average interest rate in the 1996 period compared with the 1995 period.

         The Company's effective combined federal and state income tax rate for the three months ended December 31, 1996 was 37.8%, compared with an estimated combined federal and state income tax rate of 39.6% used for the three months ended December 31, 1995.

         As a result of the factors described above, net earnings increased to $1,235,694 for the three months ended December 31, 1996, compared with pro forma net income of $516,402 for the corresponding period of 1995.


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, funds provided by its initial public offering in November 1995, and cash flow from operations. The Company's primary sources of liquidity currently are funds provided by operations, and borrowings and leases with financial institutions and equipment manufacturers.

       The Company's primary source of cash flow from operations is net earnings adjusted for depreciation and deferred income taxes. The Company's principal uses of cash flow from operations are to service debt incurred to purchase new revenue equipment and internally finance accounts receivable associated with growth in the business. Net cash used in operating activities was $345,254 for the three months ended December 31, 1996. The primary sources of funds were net earnings increased by non-cash adjustments of $1,513,545 in depreciation, $93,458 in accounts receivable, $39,441 in accounts payable, and $2,752 in supplies. The primary uses of funds were $1,020,198 to prepay licensing on revenue equipment, $1,575,596 to reduce accrued liabilities and claims payable, and $634,350 to increase other assets.

         Net cash used in investing activities was $1,722,952 for the three months ended December 31, 1996, as the Company purchased $3,731,952 of new revenue equipment, and continued construction of its new terminal in Salt Lake City, Utah. The Company sold revenue equipment for $2,009,000. The Company expects capital expenditures (primarily for revenue equipment, satellite communications units, and the construction of a new main terminal and headquarters facility), net of revenue equipment sales and trade-ins, to be approximately $34.0 million in calendar 1997.

         Net cash provided by financing activities was $604,769 in the 1996 period, consisting primarily of $2.6 million of new borrowings for the construction of the new terminal, and payments of $2.0 million of principal under the Company's long-term debt, line of credit, and capitalized lease agreements. In addition, the Company received $20,250 from the exercise of stock options and the issuance of stock to individuals who participate in the Company's stock option plans.

         The Company maintains a $5 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. The Company had not drawn against the line of credit at December 31, 1996.
                                                         .

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

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

Number     Description
 3.1    *  Articles of Incorporation
 3.2    *  Bylaws
 4.1    *  Articles of Incorporation
 4.2    *  Bylaws
 4.3    *  Formation Agreement dated May 31, 1995, among Richard D.
           Simon, Trustee of the Richard D. Simon Trust, UTAD 2/12/93,
           Kelle Allen Simon, Arthur Lynn Simon (also known as Lyn
           Simon), Sherry Lee Simon Bokovoy, Richard D. Simon, Jr. and
           Alban Lang.
10.2    *  Outside Director Stock Option Plan.
10.3    *  Incentive Stock Plan.
10.4    *  401(k) Plan.
10.5    *  Exchange Agreement dated April 19, 1995, among Richard D. Simon,
           Trustee of the Richard D. Simon Revocable Trust, UTAD 2/12/93, and Richard D. Simon as a sole proprietorship d/b/a R.D. Simon Trucking, Kelle A. Simon, A. Lyn Simon, Sherry L. Simon Bokovoy, Richard D. Simon, Jr., Alban B. Lang, and Dick Simon Trucking, Inc., a Utah corporation.
10.6    *  Formation Agreement dated May 31, 1995, among Richard D. Simon,
           Trustee of the Richard D. Simon Trust, UTAD 2/12/93, Kelle Allen Simon, Arthur Lynn Simon (also known as Lyn Simon), Sherry Lee
           Simon Bokovoy, Richard D. Simon, Jr. and Alban Lang.

Number     Description
10.10   *  Plan of Merger dated April 19, 1995 between Freight Sales, Inc. and the Richard D. Simon Trust, UTAD 2/12/93, Kelle A. Simon, Lyn Simon, Richard D. Simon, Jr. Sherry Simon Bokovoy, and Alban Lang as officers, directors, and/or shareholders of Dick Simon Trucking, Inc., a Utah corporation.
10.11   #  Loan  Agreement  (Line  of  Credit)  dated  April  29,  1996
           (replaced loan agreement  dated December 1, 1995) between U.S.
           Bank of Utah and Simon Transportation Services Inc.
10.12   #  Loan Agreement (Headquarter's Loan) dated May 23, 1996 between U.S.
           Bank of Utah and Dick Simon Trucking, Inc.
10.13      Description of Executive Bonus Plan.




        * Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995.

        # Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 0-27208, dated August 9, 1996.

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


                                           SIMON TRANSPORTATION SERVICES INC.,
                                           a Nevada corporation

Date:    January 22, 1997         By:      /s/ Alban B. Lang
         -----------------------           -----------------
                                           (Signature)
                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer