Form 10-Q
period 1997-03-31
SIMON TRANSPORTATION SERVICES INC
filed 1997-04-30
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 1997).

             Class A Common Stock, $.01 par value: 5,328,037 shares
              Class B Common Stock, $.01 par value: 952,161 shares

                 SIMON TRANSPORTATION SERVICES INC.
                        TABLE OF CONTENTS

                             PART I

                     FINANCIAL INFORMATION


                                                                         PAGE
                                                                        NUMBER

Item 1.      Financial Statements:

             Condensed consolidated statements of financial
                      position as of March 31, 1997 and
                      September 30, 1996                                   3

             Condensed consolidated statements of earnings
                      for the three months and six months
                      ended March 31, 1997 and 1996                        4

             Condensed consolidated statements of cash flows
                      for the six months ended March 31, 1997
                      and 1996                                             5

             Notes to condensed consolidated financial statements          6

Item 2.      Management's discussion and analysis of financial
                      condition and results of operations                  7



                          PART II

                     OTHER INFORMATION



Item 1.      Legal Proceedings                                            11

Item 2.      Changes in Securities                                        11

Item 3.      Defaults Upon Senior Securities                              11

Item 4.      Submission of Matters to a Vote of Security Holders          11

Item 5.      Other Information                                            11

Item 6.      Exhibits and Reports on Form 8-K                             11

                            SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                          ASSETS

                                                                                March 31, 1997           September 30, 1996
                                                                                --------------           ------------------
                                                                                 (Unaudited)
Current Assets:
         Cash and cash equivalents (Note 2)                                     $   26,822,653                $   5,571,431
         Receivables, net of allowance for doubtful accounts of
         $43,000 and $66,000, respectively                                          13,710,729                   13,261,974
         Operating supplies                                                            782,646                      428,123
         Prepaid expenses and other                                                  3,039,960                    1,930,375
                                                                       ------------------------     ------------------------
                  Total current assets                                              44,355,988                   21,191,903
                                                                       ------------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                        3,297,826                    2,918,804
         Revenue equipment                                                          54,152,803                   58,779,032
         Buildings and improvements                                                 16,206,159                    8,639,875
         Office furniture and equipment                                              2,885,694                    2,766,218
                                                                       ------------------------     ------------------------
                                                                                    76,542,482                   73,103,929
         Less accumulated depreciation and amortization                            (15,102,377)                 (16,390,209)
                                                                       ------------------------     ------------------------
                                                                                    61,440,105                   56,713,720
                                                                       ------------------------     ------------------------
Other Assets                                                                           124,450                      317,645
                                                                       ========================     ========================
                                                                                $  105,920,543                $  78,223,268
                                                                       ========================     ========================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                      $    2,967,852                $   2,892,300
         Current portion of capitalized lease obligations                            4,693,604                    3,760,250
         Accounts payable                                                            2,277,524                    1,691,900
         Accrued liabilities                                                         3,916,132                    4,516,902
         Accrued claims payable                                                      1,522,195                    1,602,344
                                                                       ------------------------     ------------------------
                  Total current liabilities                                         15,377,307                   14,463,696
                                                                       ------------------------     ------------------------

Long-Term Debt, net of current portion                                              19,716,536                   15,433,145
                                                                       ------------------------     ------------------------
Capitalized Lease Obligations, net of current portion                               12,281,410                   15,342,293
                                                                       ------------------------     ------------------------
Deferred Income Taxes                                                                3,880,653                    3,880,653
                                                                       ------------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
              authorized, none issued                                                       --                           --
         Class A common stock, $.01 par value, 20,000,000 shares
              authorized, 5,328,037 and 2,870,507 shares issued,
              respectively                                                              53,280                       28,705
         Class B common stock, $.01 par value, 5,000,000 shares
              authorized, 952,161 and 1,872,161  shares issued,
              respectively                                                               9,522                       18,722
         Additional paid-in capital                                                 48,208,652                   25,282,496
         Retained earnings                                                           6,393,183                    3,773,558
                                                                       ------------------------     ------------------------
                  Total stockholders' equity                                        54,664,637                   29,103,481
                                                                       ------------------------     ------------------------
                                                                                $  105,920,543                $  78,223,268
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


                       SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                                                 For the Three Months Ended           For the Six Months Ended
                                                          --------------------------------------------------------------------------
                                                              March 31, 1997    March 31, 1996     March 31, 1997     March 31, 1996
                                                              --------------    --------------     --------------     --------------

Operating Revenue                                            $    35,764,826   $    22,207,751     $   69,931,019     $  42,795,852
                                                          --------------------------------------------------------------------------

Operating Expenses:
         Salaries, wages, and benefits                            13,870,537         8,699,080         27,042,345        16,940,984
         Fuel & fuel taxes                                         6,962,624         4,224,137         13,620,260         8,267,109
         Operating supplies and expenses                           4,483,082         3,383,261          8,833,581         6,549,577
         Taxes and licenses                                        1,052,165           633,211          2,488,630         1,333,602
         Insurance and claims                                        834,118           498,241          1,460,478           772,868
         Communications and utilities                                604,713           348,659          1,134,717           702,990
         Depreciation and amortization                             1,286,521         1,429,847          2,800,066         3,158,047
         Rent                                                      4,208,799           756,137          7,655,406         1,174,929
                                                          --------------------------------------------------------------------------
                  Total operating expenses                        33,302,559        19,972,573         65,035,483        38,900,106
                                                          --------------------------------------------------------------------------
                  Operating earnings                               2,462,267         2,235,178          4,895,536         3,895,746
         Net interest expense                                        237,298           639,209            683,921         1,444,806
                                                          --------------------------------------------------------------------------
Earnings before provision for income taxes                         2,224,969         1,595,969          4,211,615         2,450,940
Provision for income taxes (Note 3)                                  841,038           632,004          1,591,990         3,889,116
                                                          ==========================================================================
Net earnings (loss)                                          $     1,383,931   $       963,965     $    2,619,625     $  (1,438,176)
                                                          ==========================================================================

Pro Forma Information (Note 4):
         Earnings before provision for income taxes          $     2,224,969   $     1,595,969     $    4,211,615     $   2,450,940
         Provision for income taxes                                  841,038           632,004          1,591,990           970,572
                                                          ==========================================================================
         Net earnings                                        $     1,383,931      $    963,965     $    2,619,625     $   1,480,368
                                                          ==========================================================================

         Net earnings per common share                       $          0.25      $       0.20     $         0.51     $        0.36
                                                          ==========================================================================

         Weighted average common
              shares outstanding                                   5,528,261         4,741,968          5,131,394         4,093,074
                                                          ==========================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.



                     SIMON TRANSPORTATION SERVICES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                               For the Six Months Ended
                                                                                   ---------------------------------------------
                                                                                        March 31, 1997         March 31, 1996
                                                                                       ---------------         --------------
Cash Flows From Operating Activities:
     Net earnings (loss)                                                               $    2,619,625           $ (1,438,176)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities

              Depreciation and amortization                                                 2,800,066              3,158,047
              Changes in operating assets and liabilities:
                  Increase in receivables, net                                               (220,905)            (1,310,104)
                  (Increase) decrease in operating supplies                                  (354,523)               109,165
                  Increase in prepaid expenses and other                                   (1,109,585)            (1,878,956)
                  Decrease in other assets                                                    193,195                373,306
                  Increase in accounts payable                                                585,624                533,755
                  (Decrease) increase in accrued liabilities                                 (600,770)               693,273
                  (Decrease) increase in accrued claims payable                               (80,149)               204,826
                  Increase in deferred income taxes                                                --              3,351,427
                                                                                ---------------------------------------------
                      Net cash provided by operating activities                             3,832,578              3,796,563
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                   (12,901,451)           (12,842,479)
     Proceeds from the sale of property and equipment                                       5,147,150              6,060,000
                                                                                ---------------------------------------------
                      Net cash used in investing activities                                (7,754,301)            (6,782,479)
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                               5,757,244              9,656,928
     Principal payments on long-term debt                                                  (1,398,301)           (11,350,846)
     Net payments under line-of-credit agreement                                                   --             (4,279,741)
     Principal payments under capitalized lease obligations                                (2,127,529)            (7,330,149)
     Net proceeds from issuance of Class A common stock                                    22,941,531             19,720,736
     Distributions to stockholders                                                                 --               (605,060)
                                                                                ---------------------------------------------
                      Net cash provided by financing activities                            25,172,945              5,811,868
                                                                                ---------------------------------------------

Net Increase In Cash                                                                       21,251,222              2,825,952
Cash at Beginning of Period                                                                 5,571,431                350,380
                                                                                ---------------------------------------------

Cash at End of Period                                                                  $   26,822,653           $  3,176,332
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                      $      957,861           $  1,475,780
         Cash paid during the period for income taxes                                       2,122,344                     --

Supplemental Schedule of Noncash Investing and Financing Activities:
         Equipment acquired through capitalized lease obligations                                  --              5,784,406
         Sale of equipment in exchange for receivable paid after
              period end                                                                      227,850                     --


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

                  The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 1996 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 1996. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.           Cash and Cash Equivalents

                  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 1997, approximately $19.9 million is invested in commercial paper through an investment advisor.

Note 3.           Income Taxes

                  The provision for income taxes for the six months ended March 31, 1996 includes a one-time, non-cash charge for deferred taxes totaling approximately $3.0 million relating to the Company's termination of its S corporation election on November 17, 1995.

Note 4.           Pro Forma Net Earnings Per Common Share

                  Pro forma net earnings per common share is determined by dividing pro forma net earnings (loss) by the weighted average number of common shares (considering common stock equivalents) outstanding during the periods. Net earnings (loss) for the six-month period ended March 31, 1996 has been adjusted to reflect the results of operations as if the Company had been a C corporation and therefore subject to income taxes in the period, and, to eliminate the effect of the $3.0 million one-time, non-cash charge discussed in Note 3.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's second fiscal quarters of its 1997 and 1996 fiscal years, respectively. The Company completed its initial public offering of approximately 2.4 million shares of Class A Common Stock during November 1995 and its follow-on offering of approximately
1.5 million company shares of Class A Common Stock during February 1997.

         The Company operated as an S corporation prior to November 17, 1995. As a result, the Company's net taxable earnings prior to that date were taxed directly to the Company's then-existing stockholders rather than to the Company. The pro forma statement of earnings data included in the financial statements contained herein set forth the Company's net earnings (loss) for the periods presented as if the Company had been subject to federal and state income taxes for all periods. The termination of the Company's S corporation status contemporaneously with its initial public offering resulted in a one-time, non-cash charge of approximately $3.0 million in recognition of deferred income taxes, and the Company distributed approximately $605,000 in S corporation earnings to its existing shareholders prior to the offering.

Results of Operations

Three months ended March 31, 1997 and 1996

         Operating revenue increased 61.0% to $35.8 million for the three months ended March 31, 1997, from $22.2 million for the corresponding period of 1996. The increase in operating revenue was primarily attributable to a 49.4% increase in weighted average tractors, to 1,065 in the 1997 period from 713 in the corresponding 1996 period, an 8.4% increase in average revenue per tractor per week, to $2,614 in the 1997 period from $2,412 in the 1996 period, and a decrease in empty miles percentage to 11.9% from 12.2%.

         Salaries, wages, and benefits decreased to 38.8% of revenue for the three months ended March 31, 1997, from 39.2% for the corresponding period of 1996. The change was attributable to a leveling of the fixed costs associated with salaries paid to shop and administrative personnel. Salaries and wages for administrative personnel did not increase proportionately with revenue.

         Fuel and fuel taxes increased to 19.5% of revenue for the three months ended March 31, 1997, from 19.0% for the corresponding period of 1996, principally as a result of higher fuel prices in the 1997 period as compared with the 1996 period. These costs were partially offset by an increase in the overall fuel efficiency of the Company's newer tractor fleet and fuel surcharges in place with a substantial number of customers during the 1997 period.

         Operating supplies and expenses decreased to 12.5% of revenue for the three months ended March 31, 1997, from 15.2% for the corresponding period of 1996, primarily as a result of lower parts and tire replacement costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. Most of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses remained essentially unchanged at 2.9% of revenue for the three months ended March 31, 1997,and for the corresponding period of 1996.

         Insurance and claims increased to 2.3% of revenue for the three months ended March 31, 1997, from 2.2% for the corresponding period of 1996 because of increased claims expense.

         Communications and utilities increased to 1.7% of revenue for the three months ended March 31, 1997, from 1.6% for the corresponding period of 1996, primarily as a result of increased usage of the Company's satellite tracking system.

         Depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 3.6% of revenue for the three months ended March 31, 1997, from 6.4% for the corresponding period of 1996. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $321,050 on the sale of property and revenue equipment during the 1997 period compared with a $799,180 net gain during the 1996 period.

         Rent increased to 11.8% of revenue for the three months ended March 31, 1997, from 3.4% for the corresponding period of 1996 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 93.1% for the three months ended March 31, 1997, from 89.9% for the corresponding period of 1996.

         Net interest expense decreased to 0.7% of revenue for the three months ended March 31, 1997, from 2.9% for the corresponding period in 1996 as a result of lower average debt and capitalized lease balances and a decrease in the Company's average interest rate in the 1997 period compared with the 1996 period.

         The Company's effective combined federal and state income tax rate for the three months ended March 31, 1997 was 37.8%, compared with a combined federal and state income tax rate of 39.6% used for the three months ended March 31, 1996.

         As a result of the factors described above, net earnings increased to $1,383,931 for the three months ended March 31, 1997, compared with pro forma net earnings of $963,965 for the corresponding period of 1996.

Six months ended March 31, 1997 and 1996

         Operating revenue increased 63.4% to $69.9 million for the six months ended March 31, 1997, from $42.8 million for the corresponding period of 1996. The increase in operating revenue was primarily attributable to a 52.7% increase in weighted average tractors, to 1,028 in the 1997 period from 673 in the 1996 period, and a 10.0% increase in average revenue per tractor per week, to $2,639 in the 1997 period from $2,400 in the 1996 period.

         Salaries, wages, and benefits decreased to 38.7% of revenue for the six months ended March 31, 1997, from 39.6% for the corresponding period of 1996. The change was attributable to a leveling of the fixed costs associated with salaries paid to shop and administrative personnel. Salaries and wages for administrative personnel did not increase proportionately with revenue.

         Fuel and fuel taxes increased to 19.5% of revenue for the six months ended March 31, 1997, from 19.3% for the corresponding period of 1996, principally as a result of higher fuel prices in the 1997 period as compared with the 1996 period. These costs were partially offset by an increase in the overall fuel efficiency of the Company's newer tractor fleet and fuel surcharges in place with a substantial number of customers during the 1997 period.

         Operating supplies and expenses decreased to 12.6% of revenue for the six months ended March 31, 1997, from 15.3% for the corresponding period of 1996, primarily as a result of lower parts and tire replacement costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. Most of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased to 3.6% of revenue for the six months ended March 31, 1997, from 3.1% for the corresponding period of 1996, primarily as a result of the timing of the disposition of revenue equipment as compared to the licensing year.

         Insurance and claims increased to 2.1% of revenue for the six months ended March 31, 1997, from 1.8% for the corresponding period of 1996 because of increased claims expense.

         Communications and utilities remained essentially unchanged at 1.6% of revenue for the six months ended March 31, 1997, and for the corresponding period of 1996.

         Depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 4.0% of revenue for the six months ended March 31, 1997, from 7.4% for the corresponding period of 1996. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $477,980 on the sale of property and revenue equipment during the 1997 period compared with a $1,262,180 net gain during the 1996 period.

         Rent increased to 10.9% of revenue for the six months ended March 31, 1996, from 2.7% for the corresponding period of 1996 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent six months because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 93.0% for the six months ended March 31, 1997, from 90.9% for the corresponding period of 1996.

         Net interest expense decreased to 1.0% of revenue for the six months ended March 31, 1997, from 3.4% for the corresponding period in 1996 as a result of lower average debt and capitalized lease balances and a decrease in the Company's average interest rate in the 1997 period compared with the 1996 period.

         The Company's effective combined federal and state income tax rate for the six months ended March 31, 1997 was 37.8%, compared with an estimated combined federal and state income tax rate of 39.6% used for the six months ended March 31, 1996.

         As a result of the factors described above, net earnings increased to $2,619,625 for the six months ended March 31, 1997, compared with pro forma net earnings of $1,480,368 for the corresponding period of 1996.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, funds provided by its initial public offering in November 1995, funds provided by its follow-on offering in February 1997, and cash flow from operations. The Company's primary sources of liquidity currently are funds provided by the follow-on offering, cash flow from operations, and borrowings and leases with financial institutions and equipment manufacturers.

         The Company's primary source of cash flow from operations is net earnings adjusted for depreciation and amortization. The Company's principal uses of cash flow from operations are to purchase property and equipment, to service debt incurred to purchase new revenue equipment and to provide working capital required by the growth of the Company. Net cash provided by operating activities was $3,832,578 for the six months ended March 31, 1997. The primary sources of funds were net earnings of $2,619,625 increased by non-cash adjustments of $2,800,066 in depreciation, $585,624 in accounts payable, and $193,195 in other assets. The primary uses of funds were $1,109,585 to prepay licensing on revenue equipment, $680,919 to reduce accrued liabilities and claims payable, an increase in accounts receivable of $220,905 and $354,523 to increase operating supplies.

         Net cash used in investing activities was $7,754,301 for the six months ended March 31, 1997, as the Company purchased $12,901,451 of new revenue equipment, and continued construction of its new corporate headquarters, terminal and maintenance facilities in Salt Lake City, Utah. The Company sold revenue equipment for $5,147,150. The Company expects capital expenditures (primarily for revenue equipment, satellite communications units, and the construction of a new main terminal and headquarters facility), net of revenue equipment sales and trade-ins, to be approximately $34.0 million in calendar 1997.

         Net cash provided by financing activities was $25,172,945 in the 1997 period, consisting primarily of net proceeds of $22,941,531 from the Company's follow-on offering in February 1997, $5,757,244 of new borrowings for the construction of the new corporate headquarters and terminal facilities, and payments of $3,525,830 of principal under the Company's long-term debt and capitalized lease agreements.

         The Company maintains a $5 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. The Company had not drawn against the line of credit at March 31, 1997.

Other Matters

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This statement is effective for periods ending after December 15, 1997 and early application is prohibited. This statement will require the Company to present basic earnings per share and diluted earnings per share data to replace the earnings per share information previously presented. All prior period data must be restated. SFAS No. 128 provides new guidelines expected to simplify the computation of diluted earnings per share. Based upon the Company's current capital structure, this statement is not expected to have a material impact when adopted.
                                                         .

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

                           None.

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


                                           SIMON TRANSPORTATION SERVICES INC.,
                                           a Nevada corporation

Date:    April 29, 1997                    By:   /s/ Alban B. Lang
         -------------------------               -----------------
                                                   (Signature)
                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer