Form 10-Q
period 1997-06-30
SIMON TRANSPORTATION SERVICES INC
filed 1997-08-13
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


                              5175 West 2100 South
                          West Valley City, Utah 84120
                                 (801) 924-7000
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 1997).

             Class A Common Stock, $.01 par value: 5,328,497 shares
              Class B Common Stock, $.01 par value: 952,161 shares

                                    SIMON TRANSPORTATION SERVICES INC.
                                            TABLE OF CONTENTS

                                                  PART I

                                          FINANCIAL INFORMATION


                                                                                                  PAGE
                                                                                                 NUMBER

Item 1.      Financial Statements:

             Condensed consolidated statements of financial position as of
                      June 30, 1997 and September 30, 1996                                         3

             Condensed consolidated statements of earnings for the three months and nine
                      months ended June 30, 1997 and 1996                                          4

             Condensed consolidated statements of cash flows for the nine months ended June
                      30, 1997 and 1996                                                            5

             Notes to condensed consolidated financial statements                                  6

Item 2.      Management's discussion and analysis of financial condition and results of
                      operations                                                                   7



                                                 PART II

                                            OTHER INFORMATION



Item 1.      Legal Proceedings                                                                    11

Item 2.      Changes in Securities                                                                11

Item 3.      Defaults Upon Senior Securities                                                      11

Item 4.      Submission of Matters to a Vote of Security Holders                                  11

Item 5.      Other Information                                                                    11

Item 6.      Exhibits and Reports on Form 8-K                                                     11


                      SIMON TRANSPORTATION SERVICES INC.
          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                  ASSETS

                                                                                 June 30, 1997             September 30, 1996
                                                                                 -------------             ------------------
                                                                                  (Unaudited)
Current Assets:
         Cash and cash equivalents (Note 2)                                     $   16,309,843               $    5,571,431
         Receivables, net of allowance for doubtful accounts of
         $42,000 and $66,000, respectively                                          16,184,690                   13,261,974
         Operating supplies                                                            753,234                      428,123
         Prepaid expenses and other                                                  2,705,432                    1,930,375
                                                                                --------------               --------------
                  Total current assets                                              35,953,199                   21,191,903
                                                                                --------------               --------------

Property and Equipment, at cost:
         Land                                                                        4,935,574                    2,918,804
         Revenue equipment                                                          64,286,716                   58,779,032
         Buildings and improvements                                                 16,314,892                    8,639,875
         Office furniture and equipment                                              2,907,612                    2,766,218
                                                                                --------------               --------------
                                                                                    88,444,794                   73,103,929
         Less accumulated depreciation and amortization                            (16,162,693)                 (16,390,209)
                                                                                --------------               --------------
                                                                                    72,282,101                   56,713,720
                                                                                --------------              ---------------
Other Assets                                                                           125,450                      317,645
                                                                                ==============              ===============
                                                                                $  108,360,750              $    78,223,268
                                                                                ==============              ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                      $    3,005,341              $     2,892,300
         Current portion of capitalized lease obligations                            4,862,986                    3,760,250
         Accounts payable                                                            2,886,376                    1,691,900
         Accrued liabilities                                                         5,175,836                    4,516,902
         Accrued claims payable                                                      1,363,013                    1,602,344
                                                                                --------------              ---------------
                  Total current liabilities                                         17,293,552                   14,463,696
                                                                                --------------              ---------------

Long-Term Debt, net of current portion                                              19,010,752                   15,433,145
                                                                                --------------              ---------------
Capitalized Lease Obligations, net of current portion                               10,446,942                   15,342,293
                                                                                --------------              ---------------
Deferred Income Taxes                                                                3,880,653                    3,880,653
                                                                                --------------              ---------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                            --                           --
         Class A common stock, $.01 par value, 20,000,000 shares
         authorized, 5,328,497 and 2,870,507 shares issued,
         respectively                                                                   53,285                       28,705
         Class B common stock, $.01 par value, 5,000,000 shares
         authorized, 952,161 and 1,872,161 shares issued,
         respectively                                                                    9,522                       18,722
         Additional paid-in capital                                                 48,212,787                   25,282,496
         Retained earnings                                                           9,453,257                    3,773,558
                                                                                --------------               --------------
                  Total stockholders' equity                                        57,728,851                   29,103,481
                                                                               ---------------               --------------
                                                                                $  108,360,750               $   78,223,268
                                                                                ==============               ==============


                         The  accompanying   notes  to  condensed   consolidated
                          financial statements are an integral part of these condensed consolidated financial statements.

                       SIMON TRANSPORTATION SERVICES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                          --------------------------------------------------------------------------
                                                               June 30, 1997      June 30, 1996      June 30, 1997    June 30, 1996
                                                               -------------      -------------      -------------    -------------

Operating Revenue                                            $    41,190,623    $    27,225,337     $  111,121,642  $    70,021,189
                                                          --------------------------------------------------------- ----------------

Operating Expenses:
         Salaries, wages, and benefits                            16,304,641         10,590,265         43,346,986       27,531,249
         Fuel & fuel taxes                                         7,946,623          5,816,970         21,566,883       14,084,079
         Operating supplies and expenses                           4,919,653          3,359,073         13,753,234        9,908,650
         Taxes and licenses                                        1,263,791            788,843          3,752,421        2,122,445
         Insurance and claims                                        911,213            652,108          2,371,691        1,424,976
         Communications and utilities                                679,245            457,378          1,813,962        1,160,368
         Depreciation and amortization                             1,290,488          1,573,263          4,090,554        4,731,310
         Rent                                                      4,597,370          1,419,760         12,252,776        2,594,689
                                                          --------------------------------------------------------- ----------------
                  Total operating expenses                        37,913,024         24,657,660        102,948,507       63,557,766
                                                          --------------------------------------------------------- ----------------
                  Operating earnings                               3,277,599          2,567,677          8,173,135        6,463,423
         Gain on sale of real property                             1,896,025                  -          1,896,025                -
         Net interest expense                                       (254,435)          (755,327)          (938,356)      (2,200,133)
                                                          --------------------------------------------------------- ----------------
Earnings before provision for income taxes                         4,919,189          1,812,350          9,130,804        4,263,290
Provision for income taxes (Note 3)                                1,859,361            717,691          3,451,351        4,606,807
                                                          ========================================================= ================
Net earnings (loss)                                          $     3,059,828   $      1,094,659     $    5,679,453   $     (343,517)
                                                          ========================================================= ================

Pro Forma Information (Note 4):
         Earnings before provision for income taxes          $     4,919,189   $      1,812,350     $    9,130,804   $    4,263,290
         Provision for income taxes                                1,859,361            717,691          3,451,351        1,688,263
                                                          ========================================================= ================
         Net earnings                                        $     3,059,828   $      1,094,659     $    5,679,453   $    2,575,027
                                                          ========================================================= ================

         Net earnings per common share                       $          0.49   $           0.23     $         1.03   $         0.60
                                                          ========================================================= ================

         Weighted average common
         shares outstanding                                        6,280,371          4,741,968          5,514,386        4,308,583
                                                          ========================================================= ================


                         The  accompanying   notes  to  condensed   consolidated
                          financial statements are an integral part of these condensed consolidated financial statements.

                          SIMON TRANSPORTATION SERVICES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                ---------------------------------------------
                                                                                         June 30, 1997         June 30, 1996
Cash Flows From Operating Activities:
     Net earnings (loss)                                                                 $  5,679,453          $    (343,517)
                                                                                            5,679,453
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
              Depreciation and amortization                                                 4,090,555              4,731,310
              Gain on sale of real property                                                (1,896,025)                    --
              Changes in operating assets and liabilities:
                  Increase in receivables, net                                             (2,783,574)            (2,548,168)
                  (Increase) decrease in operating supplies                                  (325,111)               203,685
                  Increase in prepaid expenses and other                                     (775,057)            (1,462,986)
                  Decrease in other assets                                                    192,195                161,440
                  Increase in accounts payable                                              1,194,477                707,106
                  Increase in accrued liabilities                                             658,934              1,599,210
                  (Decrease) increase in accrued claims payable                              (239,331)               246,732
                  Increase in deferred income taxes                                                --              3,351,427
                                                                                ---------------------------------------------
                      Net cash provided by operating activities                             5,796,516              6,646,239
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                   (27,399,088)           (20,131,049)
     Proceeds from the sale of property and equipment                                       9,497,034             10,803,091
                                                                                ---------------------------------------------
                      Net cash used in investing activities                               (17,902,054)            (9,327,958)
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                               5,827,740             17,496,979
     Principal payments on long-term debt                                                  (2,137,092)           (12,041,822)
     Net payments under line-of-credit agreement                                                   --             (4,279,741)
     Principal payments under capitalized lease obligations                                (3,792,615)           (14,390,799)
     Net proceeds from issuance of Class A common stock                                    22,945,917             19,720,737
     Distributions to stockholders                                                                 --               (605,060)
                                                                                ---------------------------------------------
                      Net cash provided by financing activities                            22,843,950              5,873,294
                                                                                ---------------------------------------------

Net Increase In Cash                                                                       10,738,412              3,191,575
Cash at Beginning of Period                                                                 5,571,431                350,380
                                                                                ---------------------------------------------

Cash at End of Period                                                                    $ 16,309,843          $   3,541,955
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                        $  1,375,803          $   2,244,980
         Cash paid during the period for income taxes                                       3,345,181                     --

Supplemental Schedule of Noncash Investing and Financing Activities:
         Equipment acquired through capitalized lease obligations                                  --              5,784,405
         Sale of equipment in exchange for receivable paid after
              period end                                                                      139,142              4,267,167



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

Note 2.           Cash and Cash Equivalents

                  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 1997, approximately $7.0 million is invested in commercial paper through an investment advisor.

Note 3.           Income Taxes

                  The provision for income taxes for the nine months ended June 30, 1996 includes a one-time, non-cash charge for deferred taxes totaling approximately $3.0 million relating to the Company's termination of its S corporation election on November 17, 1995.

Note 4.           Pro Forma Net Earnings Per Common Share

                  Pro forma net earnings per common share is determined by dividing pro forma net earnings (loss) by the weighted average number of common shares (considering common stock equivalents) outstanding during the periods. Net earnings (loss) for the nine-month period ended June 30, 1996 has been adjusted to reflect the results of operations as if the Company had been a C corporation and therefore subject to income taxes in the period, and, to eliminate the effect of the $3.0 million one-time, non-cash charge discussed in Note 3.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's third fiscal quarters of its 1997 and 1996 fiscal years, respectively. The Company completed its initial public offering of approximately 2.4 million shares of Class A Common Stock during November 1995 and its follow-on offering of approximately
1.5 million company shares of Class A Common Stock during February 1997.

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

Results of Operations

Three months ended June 30, 1997 and 1996

         Operating revenue increased 51.3% to $41.2 million for the three months ended June 30, 1997, from $27.2 million for the corresponding period of 1996. The increase in operating revenue was primarily attributable to a 44.8% increase in weighted average tractors, to 1,205 in the 1997 period from 832 in the corresponding 1996 period, and a 4.8% increase in average revenue per tractor per week, to $2,652 in the 1997 period from $2,530 in the 1996 period.

         Salaries, wages, and benefits increased to 39.6% of revenue for the three months ended June 30, 1997, from 38.9% for the corresponding period of 1996. The increase is primarily attributable to an increase in administrative and shop personnel during the 1997 period, an increase in payroll costs associated with the move to the Company's new headquarter facilities, and executive incentive compensation based on net earnings before tax. Excluding the portion of the incentive compensation associated with the non-recurring, net gain on the sale of the Company's former headquarters facility, salaries, wages and benefits were 39.4% of revenue for the three months ended June 30, 1997.

         Fuel and fuel taxes decreased to 19.3% of revenue for the three months ended June 30, 1997, from 21.4% for the corresponding period of 1996, principally as a result of fuel surcharges in place with a substantial number of customers during the 1997 period, lower fuel prices in the 1997 period as compared with the 1996 period, and an increase in the overall fuel efficiency of the Company's newer tractor fleet.

         Operating supplies and expenses decreased to 11.9% of revenue for the three months ended June 30, 1997, from 12.3% for the corresponding period of 1996, primarily as a result of lower parts and tire replacement costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. Most of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased to 3.1% of revenue for the three months ended June 30, 1997, from 2.9% for the corresponding period of 1996 primarily as a result of the timing of the addition of revenue equipment as compared to the licensing year.

         Insurance and claims decreased to 2.2% of revenue for the three months ended June 30, 1997, from 2.4% for the corresponding period of 1996 because of decreased claims expense.

         Communications and utilities remained essentially constant at 1.6% of revenue for the three months ended June 30, 1997, compared with 1.7% for the corresponding period of 1996.

         Depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 3.1% of revenue for the three months ended June 30, 1997, from 5.8% for the corresponding period of 1996. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $512,244 on the sale of property and revenue equipment during the 1997 period compared with a $714,316 net gain during the 1996 period.

         Rent increased to 11.2% of revenue for the three months ended June 30, 1997, from 5.2% for the corresponding period of 1996 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 92.0% for the three months ended June 30, 1997, from 90.6% for the corresponding period of 1996.

         The Company realized a gain of $1,896,025 on the sale of its former headquarter facilities to the municipality of Murray City during the three months ended June 30, 1997. This non-recurring transaction increased pretax earnings by 4.6% of revenue during the period.

         Net interest expense decreased to 0.6% of revenue for the three months ended June 30, 1997, from 2.8% for the corresponding period in 1996 as a result of lower average debt and capitalized lease balances and a decrease in the Company's average interest rate in the 1997 period compared with the 1996 period.

         The Company's effective combined federal and state income tax rate for the three months ended June 30, 1997 was 37.8%, compared with a combined federal and state income tax rate of 39.6% used for the three months ended June 30, 1996.

         As a result of the factors described above, net earnings increased to $3,059,828 ($1,880,408 excluding the gain on sale of the Company's former headquarters) for the three months ended June 30, 1997, compared with net earnings of $1,094,659 for the corresponding period of 1996.

Nine months ended June 30, 1997 and 1996

         Operating revenue increased 58.7% to $111.1 million for the nine months ended June 30, 1997, from $70.0 million for the corresponding period of 1996. The increase in operating revenue was primarily attributable to a 49.7% increase in weighted average tractors, to 1,087 in the 1997 period from 726 in the 1996 period, and a 6.3% increase in average revenue per tractor per week, to $2,644 in the 1997 period from $2,487 in the 1996 period.

         Salaries, wages, and benefits decreased to 39.0% of revenue for the nine months ended June 30, 1997, from 39.3% for the corresponding period of 1996. The change was attributable to a leveling of the fixed costs associated with salaries paid to shop and administrative personnel. Salaries and wages for administrative personnel did not increase proportionately with revenue. The decrease was partially offset by executive incentive compensation accrued on net earnings before taxes. During the third fiscal quarter of 1997, the Company realized a non-recurring, net gain on the sale of its former headquarters facility. In accordance with the terms of the executive incentive compensation arrangement, the Company accrued incentive compensation on this gain. Exclusive of the compensation on this gain, salaries, wages and benefits were 38.9% of revenue for the nine months ended June 30, 1997.

         Fuel and fuel taxes decreased to 19.4% of revenue for the nine months ended June 30, 1997, from 20.1% for the corresponding period of 1996, principally as a result of an increase in the overall fuel efficiency of the Company's newer tractor fleet and fuel surcharges in place with a substantial number of customers during the 1997 period, as well as a decrease in average fuel prices during the third fiscal quarter of 1997.

         Operating supplies and expenses decreased to 12.4% of revenue for the nine months ended June 30, 1997, from 14.2% for the corresponding period of 1996, primarily as a result of lower parts and tire replacement costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. Most of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased to 3.4% of revenue for the nine months ended June 30, 1997, from 3.0% for the corresponding period of 1996, primarily as a result of the timing of the disposition of revenue equipment as compared to the licensing year.

         Insurance and claims remained  essentially  constant at 2.1% of revenue
for  the  nine  months  ended  June  30,  1997,   compared  with  2.0%  for  the
corresponding period of 1996

         Communications and utilities remained essentially constant at 1.6% of revenue for the nine months ended June 30, 1997, compared with 1.7% for the corresponding period of 1996.

         Depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 3.7% of revenue for the nine months ended June 30, 1997, from 6.8% for the corresponding period of 1996. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $1,391,427 on the sale of property and revenue equipment during the 1997 period compared with a $1,976,476 net gain during the 1996 period.

         Rent increased to 11.0% of revenue for the nine months ended June 30, 1997, from 3.7% for the corresponding period of 1996 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent nine months because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 92.6% for the nine months ended June 30, 1997, from 90.8% for the corresponding period of 1996.

         The Company realized a gain of $1,896,025 on the sale of its former headquarter facilities to the municipality of Murray City during the nine months ended June 30, 1997. This non-recurring transaction increased pretax earnings by 1.7% of revenue during the period.

         Net interest expense decreased to 0.8% of revenue for the nine months ended June 30, 1997, from 3.1% for the corresponding period in 1996 as a result of lower average debt and capitalized lease balances and a decrease in the Company's average interest rate in the 1997 period compared with the 1996 period.

         The Company's effective combined federal and state income tax rate for the nine months ended June 30, 1997 was 37.8%, compared with an estimated combined federal and state income tax rate of 39.6% used for the nine months ended June 30, 1996.

         As a result of the factors described above, net earnings increased to $5,679,453 ($4,500,033 excluding the gain on sale of the Company's former headquarters) for the nine months ended June 30, 1997, compared with pro forma net earnings of $2,575,027 for the corresponding period of 1996.

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

         The Company's primary source of cash flow from operations is net earnings adjusted for depreciation and amortization. During the third fiscal quarter of 1997, the non-recurring gain on the sale of the Company's former headquarter facilities also was a source of operating cash flow. The Company's principal uses of cash flow from operations are to purchase property and equipment, to service debt incurred to purchase new revenue equipment and to provide working capital required by the growth of the Company. Net cash provided by operating activities was $5,796,516 for the nine months ended June 30, 1997. The primary sources of funds were net earnings of $5,679,453 increased by net non-cash adjustments of $2,194,530 in depreciation and the non-recurring gain on the sale of the Company's former headquarter facilities, $1,194,477 in accounts payable, $658,934 in accrued liabilities and $192,195 in other assets. The primary uses of funds were $775,057 to prepay licensing on revenue equipment, $239,331 to reduce claims payable, an increase in accounts receivable of $2,783,574 and $325,111 to increase operating supplies.

         Net cash used in investing activities was $17,902,054 for the nine months ended June 30, 1997, as the Company purchased $27,399,088 of new revenue equipment, and continued construction of its new corporate headquarters, terminal and maintenance facilities in Salt Lake City, Utah. The Company sold property and equipment for $9,497,034. The Company expects capital expenditures (primarily for revenue equipment, satellite communications units, and the construction of a new main terminal and headquarters facility), net of revenue equipment sales and trade-ins, to be approximately $26.3 million in calendar 1997.

         Net cash provided by financing activities was $22,843,950 in the 1997 period, consisting primarily of net proceeds of $22,945,917 from the Company's follow-on offering in February 1997 and the exercise of stock options, $5,827,740 of new borrowings for the construction of the new corporate headquarters and terminal facilities, and payments of $5,929,707 of principal under the Company's long-term debt and capitalized lease agreements.

         The Company maintains a $5 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. The Company had not drawn against the line of credit at June 30, 1997.

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


                                       SIMON TRANSPORTATION SERVICES INC.,
                                       a Nevada corporation

Date:    July 25, 1997                 By: /s/ Alban B. Lang
         --------------------------        -----------------
                                           (Signature)

                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer