Form 10-K
period 1997-09-30
SIMON TRANSPORTATION SERVICES INC
filed 1997-12-08
CIK 1000577

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                      FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 (FEE REQUIRED)
         For the Fiscal Year Ended September 30, 1997
                                              OR
[   ]  TRANSITION REPORT PURSUANT  TO  SECTION 13  OR  15(d)  OF THE  SECURITIES
         EXCHANGE  ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from                        to
                                        ----------------------

Commission file number 0-27208

                        SIMON TRANSPORTATION SERVICES INC.
            (Exact name of registrant as specified in its charter)

         Nevada                                         87-0545608
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)


        5175 West 2100 South West Valley City, Utah   84120
          (Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number, including area code:  801/924-7000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: $0.01 Par Value
                                                            Class A Common Stock
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the past 90 days.  YES    X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $99,881,340 as of October 31, 1997 (based upon the $22 1/4 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of October 31, 1997, the registrant had 5,320,713 shares of Class A Common Stock and 962,661 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1997 annual meeting of stockholders that will be filed no later than January 28, 1998.

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

                                        Part II
Item 5      Market for Registrant's Common Equity and
               Related Stockholder Matters                                 Page 9 herein
Item 6      Selected Financial and Operating Data                          Page 10 herein
Item 7      Management's Discussion and Analysis of Financial              Pages 11 - 16 herein
               Condition and Results of Operations
Item 8      Financial Statements and Supplementary Data                    Page 17 herein
Item 9      Changes in and Disagreements with Accountants on               Page 17 herein
               Accounting and Financial Disclosure

                                       Part III
Item 10     Directors and Executive Officers of the Registrant             Pages 2, 3 and 4 of Proxy Statement
Item 11     Executive Compensation                                         Pages 5, 6 and 7 of Proxy Statement
Item 12     Security Ownership of Certain Beneficial Owners and            Page 9 of Proxy Statement
               Management
Item 13     Certain Relationships and Related Transactions                 Page 4 of Proxy Statement

                                        Part IV
Item 14     Exhibits, Financial Statement Schedules and Reports on         Pages 18 - 34 herein
               Form 8-K

This report contains "forward-looking" statements in paragraphs marked with an asterisk. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement Regarding Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

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

         Core Carrier Partnerships. Simon Transportation has grown by establishing core carrier partnerships with high-volume, service sensitive shippers. Core carriers provide customers with consistent equipment availability and premium service such as time-definite pick-up and delivery, express time-in-transit, multiple delivery stops, and real-time access to load information through satellite-based tracking and communication systems and EDI capability. The Company also meets specialized customer requests for access to terminal facilities, stationing employees at customer locations, and dedicating equipment to specific traffic lanes. Management believes major shippers favor their core carrier "partners" during periods of reduced demand for truck service, and that the trend among major shippers to reduce the number of carriers used in favor of core carriers will continue.(*)

         Dedicated Fleets. Simon Transportation emphasizes dedicated fleet operations in which it offers round trip or continuous movement service to a shipper (or a shipper and one or more of its suppliers) by dedicating certain tractors and trailers exclusively to that shipper's needs. Dedicated service is desirable because the customers typically pay a round-trip rate per mile assuming that the truck will return empty and cover all loading, unloading, and pallet costs. The Company frequently is able to further enhance revenue per mile

________________________________________________
(*) May contain "forward-looking" statements.

by locating a profitable load to cover unloaded segments. In addition, drivers prefer the predictable runs and priority treatment at shipping and receiving locations. Management intends to aggressively grow its dedicated fleet operations and expects this service niche to expand as shippers outsource transportation needs presently served by private carriage.(*)

         Modern Fleet. Simon Transportation intends to maintain modern tractor and trailer fleets. Reliable, late-model equipment promotes customer service and driver recruitment and retention by minimizing the delays caused by breakdowns and excessive maintenance. In addition, management believes that a practice of replacing tractors while under warranty will reduce expenses and permit the Company to take advantage of improvements in fuel economy and equipment technology.(*)

         Technology. Simon Transportation is an industry leader in technology and was the thirteenth carrier to offer a fleetwide Qualcomm satellite-based tracking and communication system. This system and EDI capability improve customer service and operating efficiency by offering the Company and customers real time access to load locations and advance warning of potential delivery delays. The Company's document imaging system allows prompt and simultaneous processing of payroll and billing in a paperless work environment. The Company's load optimization software has been implemented and is constantly updated to enhance service and profitability. Management believes shippers will continue to demand advanced technology of their core carriers and plans to respond to such requirements. (*)

Operations

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

Customers and Marketing

         The Company's sales and marketing function is led by senior management and other sales professionals based in its Salt Lake City headquarters and near key customers. These sales personnel aggressively market Simon Transportation to food industry shippers as a customer-oriented provider of dependable, on-time service. The Company targets customers that seek financially stable, long-term transportation partners offering dependable equipment, satellite and EDI technologies, and premium service. This customer service philosophy has contributed to continuing demands for added equipment to expand service for existing shippers and establishing core carrier relationships with Nestle, Kraft, North American Logistics, ConAgra, Albertson's, Pillsbury, Campbell's

________________________________________________
(*) May contain "forward-looking" statements.

Soup, Coca-Cola Foods, and other major customers. Management intends to continue developing business with existing customers and attempting to add new core carrier relationships. The Company's top 5, 10, and 25 customers accounted for 38.2%, 51.0%, and 66.9% of revenue, respectively, during fiscal 1997, with Nestle (including Nestle's Stouffer's and Friskie's units) accounting for 11.6% of revenue. No other customer accounted for more than 10% of revenue during the fiscal year.

         Simon Transportation is a North American truck line that provides service to and from customer locations throughout the United States, in several Canadian provinces and Mexico. The Company does not maintain any foreign currency positions and therefore does not engage in any hedging transactions to manage foreign currency exposure. The Company's operations are strongest in the western United States and between points in the West to and from points in the East and Southeast. In addition to traditional for-hire service, management emphasizes the marketing of dedicated fleet and regional distribution services. Dedicated fleets generally receive compensation for all miles, and regional operations provide a stronger presence for driver recruiting. Management believes that these services offer consistent equipment utilization and predictable home-time for drivers.

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

         The Company's EDI capability permits customers to communicate directly via computer link to tender loads, receive load confirmation, check load status, and receive billing information. The Company's largest customers require EDI service from their core carriers, and more than 50% of the Company's revenue is generated by customers that actively use EDI. EDI not only improves customer service and communication, but also benefits the Company's cash flow through accelerated receivable collection. The Company further enhances its operations through its document imaging technology, which provides customer service representatives and other personnel (all of whom have computers) real-time access to freight bills, supplier invoices, and other information. Management believes that advanced technology will be required by an increasing number of large shippers as they reduce the number of carriers they use in favor of core carriers.

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

         The truckload industry has experienced a shortage of qualified drivers. Strict DOT enforcement of hours-in-service limitations, mandatory drug and alcohol testing, and other safety measures have shrunk the available pool of drivers and increased the cost of recruiting and retention. The Company's driver turnover was 86% in fiscal 1997, measuring drivers after they are assigned a tractor.

         At September 30, 1997, Simon Transportation employed approximately 500 non-driver employees and approximately 1,500 drivers. The Company's employees have never been represented by or attempted to organize a union, and management believes it has a good relationship with the Company's employees.

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

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the temperature-controlled or dry van market. According to the September 1997 issue of Refrigerated Transporter, the five largest temperature-controlled carriers by revenue are Frozen Food Express Industries, KLLM Transport Services, Prime, Inc., C. R. England & Sons, and Rocor International. The combined revenue reported for these five carriers comprises approximately 25% of the estimated $4 billion for-hire, temperature-controlled market. The proprietary fleet portion of the temperature-controlled market has been estimated at an additional $3 billion. The Company's 1997 fiscal year revenue constituted approximately two percent of the total market for temperature-controlled services and approximately four percent of the for-hire market. The Company competes with a number of other trucking companies, as well as private truck fleets used by shippers to transport their own products. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight. There are other trucking companies, including diversified carriers with large temperature-controlled fleets, possessing substantially greater financial resources and operating more equipment than the Company.

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates or fuel surcharges.

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

Item 2.           PROPERTIES

         Simon Transportation operates terminals and driver recruitment offices at five locations. The Company's new headquarters and primary terminal is located on fifty-five acres near the intersection of Interstates 15 and 80 in Salt Lake City, Utah. This facility includes a 60,000 square foot office building housing all operations and administrative personnel, and maintenance facilities and a driver center covering approximately 97,000 square feet. The Company's additional terminal and driver recruitment facilities include owned locations in Phoenix, Arizona; Fontana, California; and Atlanta, Georgia; and leased locations in Katy, Texas; and Portland, Oregon. The Company leases trailer drop yards at Tulare, California and various customer locations. All terminals except the Atlanta office and the Katy office have modern fuel facilities with environmental monitoring equipment.

         The Company completed construction of its new headquarters, shop, terminal, and driver center during fiscal year 1997. The available acreage will accommodate future expansion, and the facility has been designed so that additions can be constructed to serve the Company's foreseeable future needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."


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


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended September 30, 1997, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Class A common stock has been traded on the NASDAQ National Market under the NASDAQ symbol SIMN, since November 17, 1995, the date of the Company's initial public offering. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A common stock as reported by NASDAQ from November 17, 1995 to September 30, 1997.

          Period                    High             Low
----------------------------    -------------    -------------
Calendar Year 1995
   4th Quarter                    $    9 1/2       $    8 1/2
Calendar Year 1996
   1st Quarter                    $   11 1/4       $    9
   2nd Quarter                    $   14           $   10 1/2
   3rd Quarter                    $   15           $   12 3/4
   4th Quarter                    $   17 1/4       $   13 3/4
Calendar Year 1997
   1st Quarter                    $   18 1/8       $   15
   2nd Quarter                    $   20 1/2       $   16 1/2
   3rd Quarter                    $   23 7/8       $   19

         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of October 31, 1997, the Company had 76 stockholders of record of its common stock. However, the Company believes that it has approximately 1,500 beneficial holders of common stock including shares held of record by brokers or dealers for their customers in street names.

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

                                                                   Fiscal Years Ended September 30,
                                                     --------------------------------------------------------------
(In thousands, except per share amounts & operating          1997         1996        1995        1994        1993
data)                                                        ----         ----        ----        ----        ----
Statement of Earnings Data:
  Operating revenue.................................     $155,296     $101,090  $   75,218   $  71,691   $  57,694
                                                     --------------------------------------------------------------
  Operating expenses:
    Salaries, wages, and benefits...................       60,504       40,015      28,035      25,949      21,990
    Fuel and fuel taxes.............................       30,069       20,359      14,115      14,363      11,629
    Operating supplies and expenses.................       19,289       13,701      10,839       8,978       6,111
    Taxes and licenses..............................        5,197        3,288       2,756       2,558       2,291
    Insurance and claims............................        3,404        2,172       2,003       1,995       1,600
    Communications and utilities....................        2,550        1,680       1,245       1,274         927
    Depreciation and amortization...................        5,396        5,920       7,223       6,857       4,781
    Rent............................................       17,143        4,794       2,926       3,435       3,422
                                                     --------------------------------------------------------------
      Total operating expenses......................      143,552       91,929      69,142      65,409      52,751
                                                     --------------------------------------------------------------
      Operating earnings............................       11,744        9,161       6,076       6,282       4,943
  Gain on sale of real property...............              1,896           --          --          --          --
  Interest expense and other, net...................       (1,134)      (2,758)     (3,527)     (3,136)     (2,559)
                                                     --------------------------------------------------------------
  Earnings before provision for income                     12,506        6,403       2,549       3,146       2,384
taxes..........
  Provision for income taxes1.......................        4,727        5,454          --          --          --
                                                     --------------------------------------------------------------
  Net earnings......................................     $  7,779     $    949  $    2.549   $    3,146  $   2,384
                                                     ==============================================================
Pro Forma Statement of Earnings Data: (1)
  Earnings before provision for income                   $ 12,506     $  6,403  $    2.549   $    3,146  $   2,384
taxes..........
  Provision for income taxes........................        4,727        2,536       1,010        1,246        944
                                                     --------------------------------------------------------------
  Net earnings......................................     $  7,779     $  3,867  $    1,539   $    1,900  $   1,440
                                                     ==============================================================
  Net earnings per common share.....................     $   1.36     $   0.88  $     0.67   $     0.83  $    0.63
                                                     ==============================================================
  Weighted average shares outstanding...............    5,707,642    4,417,643   2,300,000   2,300,000   2,300,000
Balance Sheet Data (at end of period):
  Net property and equipment........................      $71,154      $56,714     $52,200     $49,039     $45,409
  Total assets......................................      107,704       78,223      61,437      56,752      52,601
  Long-term debt and capitalized
    leases, including current                              32,791       37,428      47,903      44,525      43,181
    portion.........................................
  Stockholders' equity..............................       59,849       29,103       9,033       7,443       5,736
Operating Data:
  Operating ratio(2)................................        92.4%        90.9%       91.9%       91.2%       91.4%
  Average revenue per loaded mile...................        $1.25        $1.24       $1.26       $1.23       $1.23
  Average revenue per total mile....................        $1.10        $1.10       $1.11       $1.10       $1.07
  Average revenue per tractor per week..............       $2,627       $2,526      $2,417      $2,489      $2,471
  Empty miles percentage............................        11.9%        11.7%       11.3%       10.7%       12.6%
  Average length of haul in miles...................        1,001          984         949         725         677
  Weighted average tractors during period...........        1,142          774         598         554         449
  Tractors at end of period.........................        1,344          940         623         570         523
  Trailers at end of period.........................        1,998        1,430         877         873         745

     (1) The Company was treated as an S Corporation for federal and state income tax purposes from October 1, 1990 to November 16, 1995. As a result, the Company's taxable earnings for such period were taxed for federal and state income tax purposes directly to the Company's then-existing stockholders. The pro forma statement of earnings data give effect to an adjustment for a provision for federal and state income taxes as if the Company had been treated as a C Corporation during such periods. The pro forma statement of earnings data do not give effect to the one-time, non-cash charge of $2,980,115 in recognition of deferred income taxes that resulted from the termination of the Company's S Corporation status. The provision for income taxes for fiscal 1996 includes the one-time, non-cash charge of $2,980,115. Pro forma net earnings per share and pro forma weighted average shares outstanding give effect to the Company's August 1995 reverse stock split and all share issuances and contributions during 1995 as if they had been outstanding for all periods presented. See Note 1 and
Note 3 to Consolidated Financial Statements.
     (2) Operating expenses as a percentage of revenue.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Founded by Richard D. Simon in 1955 with a single truck, Simon Transportation today provides nationwide, predominantly temperature-controlled truckload transportation for numerous major shippers. In recent years, much of the Company's growth has resulted from earning core carrier status with major shippers and meeting the demands of these shippers for additional equipment. The Company has grown to $155.3 million in revenue for its fiscal year ended September 30, 1997, from $57.7 million in revenue for fiscal 1993, a compounded annual growth rate of 28.1%. During the same period, operating earnings increased to $11.7 million from $4.9 million, a compounded annual growth rate of 24.2%.

         During fiscal years 1994 and 1995, the Company financed most of its tractors and trailers with debt and capitalized leases. In the 1996 and 1997 fiscal years, the Company financed most of this revenue equipment with operating leases rather than borrowing. Financing equipment with operating leases increases the Company's operating ratio because the implied interest component of the lease payments is reflected as an "above-the-line" operating expense rather than interest expense. The method of financing does not affect net income. The Company's operating ratio may fluctuate from time-to-time based upon the method of equipment financing.

         The  Company  operated  as an S  Corporation  from  October  1, 1990 to
November 16, 1995. As a result, the Company's net taxable earnings were taxed directly to the Company's existing stockholders rather than to the Company. The pro forma statement of earnings data included in the "Selected Financial and Operating Data" set forth the Company's net earnings for such periods as if the Company had been subject to federal and state income taxes at a combined rate of 37.8% for fiscal year 1997 and a combined rate of 39.6% for fiscal years 1993 through 1996. In addition to the ongoing income tax effect, the termination of the Company's S Corporation status resulted in a one-time, non-cash charge of approximately $3.0 million during fiscal year 1996 in recognition of deferred income taxes.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the periods indicated:

                                                                                       Fiscal Years Ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                  1997        1996       1995
                                                                                ---------- ----------------------
Operating revenue..............................................................     100.0%      100.0%     100.0%
Operating expenses:
  Salaries, wages, and benefits................................................      39.0        39.6       37.3
  Fuel and fuel taxes..........................................................      19.4        20.1       18.8
  Operating supplies and expenses..............................................      12.4        13.6       14.4
  Taxes and licenses...........................................................       3.3         3.3        3.6
  Insurance and claims.........................................................       2.2         2.1        2.7
  Communications and utilities.................................................       1.6         1.6        1.6
  Depreciation and amortization................................................       3.5         5.9        9.6
  Rent.........................................................................      11.0         4.7        3.9
                                                                                ---------- ----------------------
    Total operating expenses                                                         92.4        90.9       91.9
                                                                                ---------- ----------------------
Operating earnings.............................................................       7.6         9.1        8.1
Gain on sale of real property...................................................      1.2          --         --
Interest expense and other, net................................................      (0.7)       (2.8)      (4.7)
                                                                                ---------- ----------------------
Earnings before provision for income taxes.....................................       8.1         6.3        3.4
Pro forma provision for income taxes...........................................      (3.1)       (2.5)      (1.4)
                                                                                ---------- ----------------------
Pro forma net earnings.........................................................       5.0%        3.8%       2.0%
                                                                                ========== ======================

Comparison of fiscal year ended September 30, 1997, with fiscal year ended September 30, 1996.

         Operating revenue increased $54.2 million (53.6%), to $155.3 million during the 1997 fiscal year from $101.1 million during the 1996 fiscal year. The increase in revenue was primarily attributable to a 47.5% increase in the weighted average number of tractors, to 1,142 during the 1997 fiscal year from 774 during the 1996 fiscal year, an increase in the average revenue per tractor per week to $2,627 during the 1997 fiscal year from $2,526 during the 1996 fiscal year, and an increase in the Company's average revenue per loaded mile to $1.25 during the 1997 fiscal year from $1.24 during the 1996 fiscal year. These increases were partially offset by an increase in empty miles percentage to 11.9% during the 1997 fiscal year from 11.7% during the 1996 fiscal year.

         Salaries, wages and benefits increased $20.5 million (51.3%), to $60.5 million in the 1997 fiscal year from $40.0 million in the 1996 fiscal year. As a percentage of revenue, salaries, wages, and benefits decreased to 39.0% of revenue during the 1997 fiscal year from 39.6% during the 1996 fiscal year. The change is primarily attributable to a decrease in the ratio of administrative personnel to driving personnel and reduced workers' compensation premiums.

         Fuel and fuel taxes increased $9.7 million (47.5%), to $30.1 million in the 1997 fiscal year from $20.4 million in the 1996 fiscal year. As a percentage of revenue, fuel and fuel taxes decreased to 19.4% of revenue during the 1997 fiscal year from 20.1% during the 1996 fiscal year as a result of a decrease in fuel prices. The decrease in fuel expense as a percentage of revenue also was aided by an overall increase in the fuel efficiency of the Company's fleet.

         Operating supplies and expenses increased $5.6 million (40.9%), to $19.3 million in the 1997 fiscal year from $13.7 million in the 1996 fiscal year. As a percentage of revenue, operating supplies and expenses decreased to 12.4% of revenue during the 1997 fiscal year, from 13.6% during the 1996 fiscal year, primarily as a result of decreased parts costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. Most tractors are now covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased $1.9 million (57.6%), to $5.2 million in the 1997 fiscal year from $3.3 million in the 1996 fiscal year. As a percentage of revenue, taxes and licenses remained constant at 3.3% of revenue during the 1997 and 1996 fiscal years.

         Insurance and claims increased $1.2 million (54.5%), to $3.4 million in the 1997 fiscal year from $2.2 million in the 1996 fiscal year. As a percentage of revenue, insurance and claims remained essentially unchanged at 2.2% of revenue during the 1997 fiscal year compared to 2.1% during the 1996 fiscal year.

         Communications and utilities increased $870,000 (51.8%), to $2.6 in the 1997 fiscal year from $1.7 million in the 1996 fiscal year. As a percentage of revenue, communications and utilities remained essentially unchanged at 1.6% of revenue during the 1997 and 1996 fiscal years.

         Depreciation and amortization decreased $523,000 (8.8%), to $5.4 million in the 1997 fiscal year from $5.9 million in the 1996 fiscal year. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on sale of equipment) decreased to 3.5% of revenue during the 1997 fiscal year from 5.9% during the 1996 fiscal year. Depreciation and amortization (unadjusted for the net gain on sale of equipment) decreased to 4.5% of revenue ($7.0 million) during the 1997 fiscal year from 8.3% of revenue ($8.4 million) during the 1996 fiscal year as a result of a decrease in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases. This decrease in depreciation was adjusted for a $1.6 million net gain on the sale of revenue equipment during the 1997 fiscal year compared with a $2.4 million net gain during the 1996 fiscal year.

         Rent increased $12.3 million (256.3%), to $17.1 million in the 1997 fiscal year from $4.8 million in the 1996 fiscal year. As a percentage of revenue, rent increased to 11.0% of revenue during the 1997 fiscal year from 4.7% during the 1996 fiscal year as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent year because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 92.4% during the 1997 fiscal year from 90.9% during the 1996 fiscal year.

         The Company realized a gain of $1,896,025 on the sale of its former headquarter facilities during the 1997 fiscal year. This non-recurring transaction increased earnings before provision for income taxes by 1.2% of revenue during the period.

         Interest expense and other, net decreased $1.7 million (60.7%), to $1.1 million in the 1997 fiscal year from $2.8 million in the 1996 fiscal year. As a percentage of revenue, interest expense and other, net decreased to 0.7% of revenue during the 1997 fiscal year from 2.8% during the 1996 fiscal year. This resulted from application of $13.3 million in net proceeds from the Company's secondary public offering to purchase revenue equipment, a decrease in the Company's average interest rate in the 1997 fiscal year compared with the 1996 fiscal year, and an increase in the percentage of the Company's tractor and trailer fleets being obtained through operating leases.

         The Company's effective combined federal and state income tax rate for the 1997 fiscal year was 37.8%, compared with an estimated combined federal and state income tax rate of 39.6% used for fiscal year 1996.

         As a result of the factors described above, pro forma net earnings increased $3.9 million (100.0%) to $7.8 million ($6.6 million excluding the gain on the sale of the Company's former headquarters) during the 1997 fiscal year from $3.9 million during the 1996 fiscal year. As a percentage of revenue, pro forma net earnings increased to 5.0% (4.2% of revenue excluding the gain on the sale of the Company's former headquarters) of revenue in the 1997 fiscal year from 3.8% in the 1996 fiscal year.


Comparison of fiscal year ended September 30, 1996, with fiscal year ended September 30, 1995.

         Operating revenue increased $25.9 million (34.4%), to $101.1 million during the 1996 fiscal year from $75.2 million during the 1995 fiscal year. The increase in revenue was primarily attributable to a 29.4% increase in the weighted average number of tractors, to 774 during the 1996 fiscal year from 598 during the 1995 fiscal year and an increase in the average revenue per tractor per week to $2,526 during the 1996 fiscal year from $2,417 during the 1995 fiscal year. These increases were partially offset by a decrease in the Company's average revenue per loaded mile to $1.24 during the 1996 fiscal year from $1.26 during the 1995 fiscal year, and an increase in empty miles percentage to 11.7% during the 1996 fiscal year from 11.3% during the 1995 fiscal year.

         Salaries, wages and benefits increased $12.0 million (42.9%), to $40.0 million in the 1996 fiscal year from $28.0 million in the 1995 fiscal year. As a percentage of revenue, salaries, wages, and benefits increased to 39.6% of revenue during the 1996 fiscal year from 37.3% during the 1995 fiscal year. The change was attributable to the full effect of an increase in driver base pay implemented during the 1995 fiscal year; the improvement of health insurance coverage to attract and retain qualified drivers and other personnel; an increase in the number of active participants in the 401(k) plan; and an increase in administrative personnel. The additional cost of these items was partially offset by reduced workers' compensation premiums and a reduction in workers' compensation claims.

         Fuel and fuel taxes increased $6.3 million (44.7%), to $20.4 million in the 1996 fiscal year from $14.1 million in the 1995 fiscal year. As a percentage of revenue, fuel and fuel taxes increased to 20.1% of revenue during the 1996 fiscal year from 18.8% during the 1995 fiscal year as a result of an increase in fuel prices. The increase in fuel prices was partially offset by an overall increase in the fuel efficiency of the Company's fleet.

         Operating supplies and expenses increased $2.9 million (26.9%), to $13.7 million in the 1996 fiscal year from $10.8 million in the 1995 fiscal year. As a percentage of revenue, operating supplies and expenses decreased to 13.6% of revenue during the 1996 fiscal year, from 14.4% during the 1995 fiscal year, primarily as a result of decreased parts costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. These savings were partially offset by retaining certain older tractors that had been scheduled for trade or sale in order to meet customer demand for more equipment. The Company upgraded its tractor fleet in fiscal year 1996 and reduced the average age of its fleet at September 30, 1996, to approximately 8 months from 30 months at September 30, 1995. All tractors are now covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased $531,000 (19.3%), to $3.3 million in the 1996 fiscal year from $2.8 million in the 1995 fiscal year. As a percentage of revenue, taxes and licenses decreased to 3.3% of revenue during the 1996 fiscal year from 3.6% during the 1995 fiscal year primarily as a result of greater efficiency in licensing new tractors being added to the fleet.

         Insurance and claims increased $169,000 (8.4%), to $2.2 million in the 1996 fiscal year from $2.0 million in the 1995 fiscal year. As a percentage of revenue, insurance and claims decreased to 2.1% of revenue during the 1996 fiscal year from 2.7% during the 1995 fiscal year because of reduced insurance premiums and claims.

         Communications and utilities increased $435,000 (34.9%), to $1.7 in the 1996 fiscal year from $1.2 million in the 1995 fiscal year. As a percentage of revenue, communications and utilities remained constant at 1.6% of revenue during the 1996 and 1995 fiscal years.

         Depreciation and amortization decreased $1.3 million (18.0%), to $5.9 million in the 1996 fiscal year from $7.2 million in the 1995 fiscal year. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on sale of equipment) decreased to 5.9% of revenue during the 1996 fiscal year from 9.6% during the 1995 fiscal year. Depreciation and amortization (unadjusted for the net gain on sale of equipment) decreased to 8.3% of revenue ($8.4 million) during the 1996 fiscal year from 10.8% of revenue ($8.1 million) during the 1995 fiscal year as a result of a decrease in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases. This decrease in depreciation was adjusted for a $2.4 million net gain on the sale of revenue equipment during the 1996 fiscal year compared with an $885,000 net gain during the 1995 fiscal year.

         Rent increased $1.9 million (65.5%), to $4.8 million in the 1996 fiscal year from $2.9 million in the 1995 fiscal year. Rent increased to 4.7% of revenue during the 1996 fiscal year from 3.9% during the 1995 fiscal year as the Company increased its percentage of revenue equipment under operating leases.

         As a result of the foregoing, the Company's operating ratio decreased to 90.9% during the 1996 fiscal year from 91.9% during the 1995 fiscal year.

         Interest expense and other, net decreased $769,000 (21.8%), to $2.8 million in the 1996 fiscal year from $3.5 million in the 1995 fiscal year. As a percentage of revenue, interest expense and other, net decreased to 2.8% of revenue during the 1996 fiscal year from 4.7% during the 1995 fiscal year. This resulted from application of $17.2 million in net proceeds from the Company's initial public offering to decrease debt and capitalized lease balances, a decrease in the Company's average interest rate in the 1996 fiscal year compared with the 1995 fiscal year, and an increase in the percentage of the Company's tractor and trailer fleets being obtained through operating leases.

         As a result of the factors described above, pro forma net earnings increased $2.4 million (160.0%), to $3.9 million during the 1996 fiscal year from $1.5 million during the 1995 fiscal year. As a percentage of revenue, pro forma net earnings increased to 3.8% of revenue in the 1996 fiscal year from 2.0% in the 1995 fiscal year.

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

         Net cash provided by operating activities was $7.9 million, $7.0 million, and $8.3 million, for the fiscal years ended September 30, 1997, 1996, and 1995, respectively. The Company's principal use of cash from operations is to service debt and capitalized leases incurred to purchase new revenue equipment and internally finance accounts receivable associated with growth in the business. Accounts receivable increased $6,362,000, $5,930,000, and $478,000 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively. The average age of the Company's accounts receivable was 41, 39, and 36 days for the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

         Net cash (used in) provided by investing activities was ($19.0 million), ($4.6 million), and $1.3 million for the fiscal years ended September 30, 1997, 1996, and 1995, respectively, and consisted of net purchases of property and equipment. The Company expects capital expenditures (primarily for revenue equipment, and satellite communications units), net of revenue equipment trade-ins, to be approximately $104 million in 1998 and 1999. The Company's projected capital expenditures will be funded mostly with operating leases, borrowings and cash flows from operations.

         Net cash provided by (used in) financing activities was $18.3 million, $2.9 million, and ($9.2 million) for the fiscal years ended September 30, 1997, 1996, and 1995, respectively, and consisted primarily of approximately $23.0 million in net proceeds from the Company's February 1997 secondary public offering, $19.7 million in net proceeds from the Company's November 1995 initial public offering, net payments on borrowings of $4.6 million, $12.0 million, and $10.2 million of principal under the Company's long-term debt and capitalized lease agreements and net payments (borrowings) of $0, $4.3 million, and ($2.6 million) under the Company's line of credit. In addition, the Company paid S Corporation dividends to its stockholders of $605,000 and $1.6 million for the fiscal years ended September 30, 1996, and 1995, respectively.

         The maximum amount committed under the Company's line of credit at September 30, 1997 was $5 million and no borrowings were outstanding. The interest rate on the line of credit is one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time-to-time. At September 30, 1997, the Company had outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $32.8 million, most of which comprised obligations for the purchase of revenue equipment. See Notes 4, 5 and 6 to Consolidated Financial Statements.

         Although the Company historically has experienced a working capital deficit common to many truckload carriers that have expanded by financing revenue equipment purchases, management believes its working capital deficits have had little impact upon liquidity. When the purchase of revenue equipment is financed through borrowing or capitalized lease obligations, a portion of the indebtedness is categorized as a current liability, although the revenue equipment is classified as a long-term asset. Consequently, each purchase of financed revenue equipment decreases working capital. The Company's working capital surplus at September 30, 1997 and 1996 was $15.9 million and $6.7 million, respectively. The Company's working capital deficit amounted to $16.7 million at September 30, 1995. Management believes that available borrowings under the line of credit, future borrowings under installment notes payable or lease arrangements for revenue equipment, and cash flow generated from operations, will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 1998.

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

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates and fuel surcharges.

Cautionary Statement Regarding Forward Looking Statements

         The Company may from time-to-time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this "safe harbor" provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Factors that might cause such a difference include, but are not limited to the following:

         Economic Factors; Fuel Prices. Negative economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and higher interest rates could impair the Company's operating results by decreasing equipment utilization or increasing costs of operations. Increases in fuel prices usually are not fully recoverable. Accordingly, high fuel prices can have a negative impact on the Company's profitability.

         Recruitment, Retention, and Compensation of Qualified Drivers. Competition for drivers is intense in the trucking industry. There is, and historically has been, an industry-wide shortage of qualified drivers. This shortage could force the Company to significantly increase the compensation it pays to drivers or curtail the Company's growth.

         Delay in Delivery of Revenue Equipment. The Company has scheduled delivery of approximately 1,400 tractors during the next two years. The inability of revenue equipment manufacturers to make delivery as scheduled could impede the Company's ability to meet customer demands for revenue equipment and force the Company to retain its present fleet of revenue equipment for a longer period of time with potential higher operating expenses associated with an older fleet.

Item 8. .         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, and stockholders' equity, and notes related thereto, are included at pages 21 to 34 of this report. The supplementary quarterly financial data (unadjusted for the pro forma effects of income taxes as if the Company had always been a C corporation) follow:

Quarterly Financial Data:

                                             Fourth Quarter     Third Quarter     Second Quarter     First Quarter
                                                  1997              1997               1997              1997
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                               $44,175          $41,191             $35,765          $34,166
Operating earnings                                      3,571            3,278               2,462            2,433
Earnings before taxes                                   3,375            4,919               2,225            1,987
Income taxes                                            1,276            1,859                 841              751
Net earnings                                            2,099            3,060               1,384            1,236
Net earnings per share                                $  0.33          $  0.49             $  0.25          $  0.26

                                             Fourth Quarter     Third Quarter     Second Quarter     First Quarter
                                                  1996              1996               1996              1996
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                               $31,068          $27,225             $22,208          $20,588
Operating earnings                                      2,697            2,568               2,235            1,661
Earnings before taxes                                   2,140            1,812               1,596              855
Income taxes                                              848              718                 632            3,257
Net earnings                                            1,292            1,095                 964           (2,402)
Net earnings per share                                $  0.27          $  0.23             $  0.20          $ (0.70)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to September 30, 1997, involving a change of accountants or disagreements on accounting and financial disclosure.



                                      PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3, 4, and 7 of Registrant's Proxy Statement for the 1997 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated by reference.


Item 11.          EXECUTIVE COMPENSATION

         The information respecting executive compensation set forth under the caption "Executive Compensation" on pages 5 and 6 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on page 9 of the Proxy Statement is incorporated herein by reference.


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" on page 4 of the Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.
The Company's audited financial statements are set forth at the following pages of this report:

                                                                           Page
Consolidated Statement of Earnings.........................................  21
Consolidated Statement of Financial Position...............................  22
Consolidated Statements of Stockholders' Equity............................  23
Consolidated Statements of Cash Flows......................................  24
Notes to Consolidated Financial Statements.................................  25
Report of Independent Public Accountants...................................  34

         2.       Financial Statement Schedules.
Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K
There were no reports on Form 8-K filed during the fourth quarter ended September 30, 1997.

(c)      Exhibits

Number Description
 1   + Form of Underwriting Agreement.
 3.1 + Articles of Incorporation.
 3.2 + Bylaws.
 4.1 + Articles of Incorporation.
 4.2 + Bylaws.
10.2+ Outside Director Stock Option Plan.
10.3+ Incentive Stock Plan.
10.4+ 401(k) Plan.
10.1# Loan  Agreement  (Line of Credit)  dated  April 29,  1996  (replaced  loan agreement dated December 1, 1995) between U.S. Bank of Utah and Simon Transportation Services Inc.
10.1# Loan Agreement (Headquarter's Loan)dated May 23, 1996 between U.S. Bank of
      Utah and Dick Simon Trucking, Inc.
21  + List of subsidiaries.
23    Consent of Arthur Andersen LLP, independent public accountants.
27    Financial Data Schedule



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

                                         SIMON TRANSPORATION SERVICES, INC.



Date:  November 18, 1997            By:    /s/ Alban B. Lang
       -----------------                   -----------------
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

                Signature                                      Position                               Date
                ---------                                      --------                               ----
/s/ Richard D. Simon                       Chairman of the Board, President, and Chief       November 18, 1997
--------------------------------------     Executive Officer (principal executive officer)
Richard D. Simon

/s/ Alban B. Lang                          Treasurer and Chief Financial Officer             November 18, 1997
--------------------------------------     (principal financial and accounting officer);
Alban B. Lang                              Director

/s/ Kelle A. Simon                         Vice President of Maintenance;  Director          November 18, 1997
--------------------------------------
Kelle A. Simon

/s/ A. Lyn Simon                           Vice President of Sales; Director                 November 18, 1997
--------------------------------------
A. Lyn Simon

/s/ Richard D. Simon, Jr.                  Vice President of Operations; Director            November 18, 1997
--------------------------------------
Richard D. Simon, Jr.

/s/ Sherry L. Bokovoy                      Assistant Secretary/Treasurer; Director           November 18, 1997
--------------------------------------
Sherry L. Bokovoy

/s/ Irene Warr                             Director                                          November 18, 1997
--------------------------------------
Irene Warr

/s/ H.J. Frazier                           Director                                          November 18, 1997
--------------------------------------
H.J. Frazier

                         SIMON TRANSPORTATION SERVICES INC.

                         CONSOLIDATED STATEMENT OF EARNINGS


                                                                   For the Years Ended September 30,
                                                       ----------------------------------------------------------
                                                              1997               1996               1995
                                                       ----------------------------------------------------------

Operating Revenue                                            $155,296,354       $101,089,530        $ 75,218,184
                                                       ----------------------------------------------------------

Operating Expenses:
  Salaries, wages, and benefits                                60,504,236         40,014,702          28,035,318
  Fuel and fuel taxes                                          30,068,552         20,359,375          14,115,283
  Operating supplies and expenses                              19,288,560         13,701,428          10,839,485
  Taxes and licenses                                            5,197,086          3,287,833           2,756,587
  Insurance and claims                                          3,404,550          2,172,308           2,002,505
  Communications and utilities                                  2,550,301          1,679,967           1,244,650
  Depreciation and amortization                                 5,396,198          5,919,494           7,222,887
  Rent                                                         17,142,835          4,793,804           2,925,541
                                                       ----------------------------------------------------------
    Total operating expenses                                  143,552,318         91,928,911          69,142,256
                                                       ----------------------------------------------------------
    Operating earnings                                         11,744,036          9,160,619           6,075,928
Other (Expense) Earnings:
  Gain on sale of real property                                 1,896,025                 --                  --
  Interest expense                                             (1,761,939)        (2,849,549)         (3,558,932)
  Other, net                                                      627,769             92,025              31,751
                                                       ----------------------------------------------------------
Earnings before provision for income taxes                     12,505,891          6,403,095           2,548,747
Provision for income taxes (Note 11)                            4,727,227          5,454,170                  --
                                                       ----------------------------------------------------------

Net Earnings                                                 $  7,778,664       $    948,925        $  2,548,747
                                                       ==========================================================

Unaudited Pro Forma Information: (Note 11)
  Earnings before provision for income taxes                 $ 12,505,891       $  6,403,095        $  2,548,747
  Provision for income taxes                                    4,727,227          2,535,626           1,009,304
                                                       ----------------------------------------------------------

  Net earnings                                               $  7,778,664       $  3,867,469        $  1,539,443
                                                       ==========================================================

  Net earnings per common share                             $        1.36       $       0.88        $       0.67
                                                       ==========================================================

  Weighted average common shares outstanding                    5,707,642          4,417,643           2,300,000
                                                       ==========================================================

      The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.

                                        SIMON TRANSPORTATION SERVICES INC.

                                   CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                       ASSETS

                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                        1997             1996
                                                                                  ----------------------------------
Current Assets:
  Cash                                                                               $  12,766,001     $  5,571,431
  Receivables, net of allowance for doubtful accounts
        of $62,000 and $66,000, respectively                                            20,712,286       13,261,974

  Operating supplies                                                                       752,213          428,123
  Prepaid expenses and other                                                             1,558,923        1,302,492
  Deferred tax asset                                                                       635,027          627,883
                                                                                  ----------------------------------
        Total current assets                                                            36,424,450       21,191,903
                                                                                  ----------------------------------
Property and Equipment, at cost:
  Land                                                                                   7,632,711        2,918,804
  Revenue equipment                                                                     59,392,072       58,779,032
  Buildings and improvements                                                            14,321,869        8,639,875
  Office furniture and equipment                                                         5,974,291        2,766,218
                                                                                  ----------------------------------
                                                                                        87,320,943       73,103,929
  Less accumulated depreciation and amortization                                       (16,166,473)     (16,390,209)
                                                                                  ----------------------------------
                                                                                        71,154,470       56,713,720
                                                                                  ----------------------------------
Other Assets                                                                               125,450          317,645
                                                                                  ----------------------------------

                                                                                     $ 107,704,370     $ 78,223,268
                                                                                  ==================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                  $   6,382,697     $  2,892,300
  Current portion of capitalized lease obligations                                       5,346,645        3,760,250
  Accounts payable                                                                       3,593,420        1,691,900
  Income taxes payable                                                                     631,776        2,191,984
  Accrued liabilities                                                                    3,325,279        2,324,918
  Accrued claims payable                                                                 1,259,674        1,602,344
                                                                                  ----------------------------------
        Total current liabilities                                                       20,539,491       14,463,696
                                                                                  ----------------------------------

Long-Term Debt, net of current portion                                                  14,638,389       15,433,145
                                                                                  ----------------------------------
Capitalized Lease Obligations, net of current portion                                    6,423,385       15,342,293
                                                                                  ----------------------------------
Deferred Income Taxes                                                                    6,254,445        3,880,653
                                                                                  ----------------------------------

Commitments (Note 7)

Stockholders' Equity:
  Preferred stock, $.01 par value,  5,000,000 shares authorized,  none issued                   --               --
  Class A  Common  Stock,  $.01  par  value,  20,000,000  shares  authorized,
     5,320,313 and  2,870,507 shares issued, respectively                                   53,203           28,705
  Class B Common Stock, $.01 par value, 5,000,000 shares authorized, 962,661 and
     1,872,161 shares issued, respectively                                                   9,627           18,722
  Additional paid-in capital                                                            48,233,608       25,282,496
  Retained earnings                                                                     11,552,222        3,773,558
                                                                                  ----------------------------------
        Total stockholders' equity                                                      59,848,660       29,103,481
                                                                                  ----------------------------------

                                                                                     $ 107,704,370     $ 78,223,268
                                                                                  ==================================

      The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.

                                        SIMON TRANSPORTATION SERVICES INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          Class A   Class B   Additional                            Total
                                 Common   Common    Common     Paid-in      Retained   Treasury  Stockholders'
                                  Stock    Stock     Stock     Capital      Earnings     Stock      Equity
                                ------------------------------------------------------------------------------
   Balance, September 30, 1994  $ 149,852 $     --  $     --  $        --  $ 7,319,150 $(25,764)  $ 7,443,238

     Distributions to                                                       (1,593,611)            (1,593,611)
      stockholders of S
      corporation
     Acquisition of Freight       160,000                                                             160,000
      Sales, Inc.  through
      issuance of 22,308
      shares of common stock
      (Note 1)
     Payment of notes payable     474,204                                                             474,204
      to stockholders through
      issuance of 66,225
      shares of common stock
      (Note 9)
     Recapitalization of         (784,056)   7,000    28,500      722,792                 25,764           --
      capital stock, 700,000
      Class A shares  and
      2,850,000  Class B
      shares of  Common  Stock
      issued for 3,550,000
      shares of common stock
      (Note 1)
     Pro rata contribution of               (2,722)   (9,778)      12,500                                  --
      272,161 shares of
      Class A Common Stock and
      977,839 shares of
      Class B Common Stock by
      stockholders (Note 1)
     Net earnings                                                            2,548,747              2,548,747
                                ------------------------------------------------------------------------------
   Balance, September 30, 1995         --    4,278    18,722      735,292    8,274,286        --    9,032,578

     Distributions to                                                         (605,060)              (605,060)
      stockholders of S
      corporation
     Sale of Common Stock in                24,420             19,696,318                          19,720,738
      initial public offering,
      net of issuance costs
     Change in tax status                                       4,844,593   (4,844,593)                    --
     Exercise of stock options                   7                  6,293                               6,300
     Net earnings                                                              948,925                948,925
                                ------------------------------------------------------------------------------
   Balance, September 30, 1996         --   28,705    18,722   25,282,496    3,773,558        --   29,103,481

     Sale of common stock in                24,445    (9,095)  22,903,411                          22,918,761
      secondary public
      offering, net of
      issuance costs
     Exercise of stock options                  53                 47,701                              47,754
     Net earnings                                                            7,778,664              7,778,664
                                ------------------------------------------------------------------------------
   Balance, September 30, 1997  $      -- $ 53,203  $  9,627  $48,233,608  $11,552,222 $      --  $59,848,660
                                ==============================================================================

      The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.

                       SIMON TRANSPORTATION SERVICES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 For the Years Ended September 30,
                                                                       -------------------------------------------------------
                                                                             1997               1996              1995
                                                                       -------------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings                                                              $  7,778,664       $    948,925       $ 2,548,747
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                              5,396,198          5,919,494         7,222,887
    Gain on sale of real property                                             (1,896,025)                --                --
    Changes in operating assets and liabilities:
      Increase in receivables, net                                            (6,361,812)        (5,930,273)         (477,913)
      (Increase) decrease in operating supplies                                 (324,090)           211,792          (166,726)
      Increase in prepaid expenses and other                                    (256,431)          (885,547)         (117,628)
      Increase in deferred tax asset                                              (7,144)          (627,883)               --
      Decrease (increase) in other assets                                        192,195            180,828          (464,990)
      Increase (decrease) in accounts payable                                  1,901,521            322,648          (577,613)
      (Decrease) increase in income taxes payable                             (1,560,208)         2,191,984                --
      Increase in accrued liabilities                                          1,000,361            489,298            17,700
      (Decrease) increase in accrued claims payable                            (342,670)            305,769           277,903
      Increase in deferred income taxes                                        2,373,792          3,880,653                --
                                                                       -------------------------------------------------------
        Net cash provided by operating activities                              7,894,351          7,007,688         8,262,367
                                                                       -------------------------------------------------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                         (31,815,000)       (23,149,090)       (6,338,014)
  Proceeds from the sale of property and equipment                            12,785,576         18,499,863         7,594,684
                                                                       -------------------------------------------------------
        Net cash (used in) provided by investing activities                  (19,029,424)        (4,649,227)        1,256,670
                                                                       -------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                                    15,894,391         19,666,814         3,764,916
  Principal payments on long-term debt                                       (13,198,750)       (12,775,333)       (4,653,591)
  Net (payments) borrowings under line-of-credit agreement                            --         (4,279,741)        2,570,529
  Principal payments under capitalized lease obligations                      (7,332,513)       (18,871,127)       (9,309,717)
  Net proceeds from issuance of common stock                                  22,966,515         19,727,037                --
  Distributions to S corporation stockholders                                         --           (605,060)       (1,593,611)
                                                                       -------------------------------------------------------
        Net cash provided by (used in) financing activities                   18,329,643          2,862,590        (9,221,474)
                                                                       -------------------------------------------------------
Net Increase In Cash                                                           7,194,570          5,221,051           297,563
Cash at Beginning of Year                                                      5,571,431            350,380            52,817
                                                                       -------------------------------------------------------
Cash at End of Year                                                         $ 12,766,001       $  5,571,431       $   350,380
                                                                       =======================================================
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for interest                                  $  1,761,939       $  2,847,583       $ 3,440,685
    Cash paid during the year for income taxes                                 4,631,593                 --                --
Supplemental Schedule of Noncash Investing and
  Financing Activities:
    Equipment acquired through capitalized lease obligations                $         --       $  5,784,405       $11,479,970

      The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.

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

         Immediately prior to the effective date of the Company's initial public offering, the Company issued 427,839 shares of Class A and 1,872,161 shares of Class B common stock of Simon Transportation Services Inc. to the existing shareholders of Dick Simon Trucking, Inc. in exchange for all of the outstanding capital stock of Dick Simon Trucking, Inc. in a transaction intended to qualify as a transfer to a controlled corporation under Section 351 of the Internal Revenue Code. This transaction was consummated on November 17, 1995.

         On November 17, 1995, the Company completed its initial public offering of 2,441,968 shares of Class A Common Stock which generated net proceeds of $19,720,738 after deducting underwriting commissions and other expenses. A majority of the proceeds were used to pay off certain long-term debt.

         On February 13, 1997, the Company completed a public offering of 2,530,000 shares of Class A Common Stock. Selling stockholders offered and received net proceeds for 995,000 of these shares (85,500 shares of Class A Common Stock and 909,500 shares of Class B Common Stock reclassified as Class A Common Stock upon completion of the offering). The sale of the 1,535,000 shares of Class A Common Stock offered by the Company generated net proceeds of $22,918,761 after deducting underwriting commissions and other expenses. A majority of the proceeds were used to purchase new revenue equipment.

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

Revenue Recognition and Significant Customers

         Freight charges and related direct freight expenses are recognized as revenue and operating expense when freight is delivered at a destination point. One customer accounted for approximately 12, 18, and 19 percent of operating revenue in fiscal years 1997, 1996, and 1995, respectively. At September 30, 1997, the Company had accounts receivable outstanding with this customer totaling $956,464. Another customer accounted for approximately 12 percent of operating revenue in fiscal year 1995. No other customer accounted for more than 10% of revenue during fiscal years 1997, 1996 and 1995.

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

         Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded as an adjustment to depreciation and amortization. Net gains from the disposition of equipment in the amounts of $1,563,524, $2,447,765, and $885,439 for the fiscal years ended September 30, 1997, 1996, and 1995, respectively, have been included in depreciation and amortization in the accompanying statements of earnings and cash flows.

         The estimated useful lives of property and equipment are as follows:

Revenue equipment                                                    3 - 7 years
Buildings and improvements                                              30 years
Office furniture and equipment                                      5 - 10 years

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

         The Company had outstanding letters of credit related to insurance coverage totaling $950,000 at September 30, 1997. These letters of credit mature at various times through November 1997 and renew annually unless terminated by either party.

Recent Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 for fiscal year 1997, which had no impact on the Company's financial position or results of operations.

         In February 1997, the FASB released SFAS No. 128 "Earnings per Share". SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and replaces the presentation for primary EPS and fully diluted EPS. The adoption of SFAS

No. 128 is not expected to have a significant impact on the Company's calculation of its net earnings per common share.


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

         Concurrently with the acquisition of all of the capital stock of Dick Simon Trucking, Inc. by Simon Transportation Services Inc. (see Note 1), the S corporation status of the Company terminated and the Company became subject to federal and state income taxes. Upon termination of the Company's S corporation status, the Company recognized deferred income tax assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company recorded, in accordance with SFAS No. 109, a net deferred income tax liability and the related deferred income tax expense in the quarter in which the change occurred. Additionally, in connection with the termination of the S corporation election, the Company reclassified its retained earnings to additional paid-in capital.

         The provision for income taxes includes the following components for the years ended September 30, 1997 and 1996:


                                                                                      1997               1996
                                                                                ------------------ ------------------
         Current tax provision:
                  Federal                                                           $   1,993,941      $   1,758,933
                  State                                                                   366,638            442,467
                                                                                ------------------ ------------------
                                                                                        2,360,579          2,201,400
                                                                                ------------------ ------------------

         Deferred tax provision:
                  Federal                                                               2,062,976            254,592
                  State                                                                   303,672             18,063
                  Net deferred tax liability upon
                     termination of S corporation status                                       --          2,980,115
                                                                                ------------------ ------------------
                                                                                        2,366,648          3,252,770
                                                                                ------------------ ------------------

         Provision for income taxes                                                 $   4,727,227      $   5,454,170
                                                                                ================== ==================

         The following is a reconciliation between the statutory Federal income tax rate of 34 percent and the effective rate which is derived by dividing the provision for income taxes by earnings before provision for income taxes for the years ended September 30, 1997 and 1996:

                                                                                      1997               1996
                                                                                ------------------ ------------------
         Computed "expected" provision for income
              taxes at the statutory rate                                           $   4,252,003      $   2,177,053
         Increase (decrease) in income taxes
              resulting from:
                  Net deferred tax liability upon termination
                        of S corporation status                                                --          2,980,115
                  State income taxes, net of federal income
                      tax benefit                                                         479,466            303,950
                  Other, net                                                               (4,242)            (6,948)
                                                                                ------------------ ------------------

         Provision for income taxes                                                 $   4,727,227      $   5,454,170
                                                                                ================== ==================


         The   significant  components  of  the  net  deferred  tax  assets  and liabilities as of September 30, 1997, and 1996 are as follows:

                                                                          1997               1996
                                                                    ------------------ ------------------
         Deferred tax assets:
              Claims reserve                                           $      278,834     $      423,768
              Other reserves and accruals                                     356,193            204,115
                                                                    ------------------ ------------------

         Total deferred tax assets                                            635,027            627,883

         Deferred tax liability:
              Difference between book and tax basis
                  of property and equipment                                (6,254,445)        (3,880,653)
                                                                    ------------------ ------------------

         Net deferred tax liability                                    $   (5,619,418)    $   (3,252,770)
                                                                    ================== ==================

(4)      LONG-TERM DEBT

Long-term debt consists of the following and the construction  loan discussed in
Note 5:

                                                                                             September 30,
                                                                              --------------------------------------
                                                                                         1997               1996
                                                                              --------------------------------------
Notes payable to a bank, interest ranging from 6.24 percent to 7.20 percent,        $  9,871,320        $12,331,568
       payable in monthly installments through April 2001, secured by revenue equipment
Note payable to a bank, interest at Eurodollar rate (6.69 percent at                   9,722,222                 --
       September 30, 1997), payable in monthly installments through August
       2000, unsecured
Note payable to a bank for headquarters loan, interest at LIBOR plus 1.1               1,427,544          1,816,874
       percent (6.73 percent at September 30, 1997), payable in monthly installments through May 2001, secured by revenue equipment
Other                                                                                         --              7,126
                                                                              --------------------------------------
                                                                                      21,021,086         14,155,568
Less current portion                                                                  (6,382,697)        (2,892,300)
                                                                              --------------------------------------
                                                                                    $ 14,638,389        $11,263,268
                                                                              ======================================

         Scheduled principal payments of long-term debt as of September 30, 1997 are as follows:

             Years Ending September 30,                           Amount
------------------------------------------------------      -------------------
                        1998                                    $    6,382,697
                        1999                                         6,502,407
                        2000                                         6,417,402
                        2001                                         1,718,580
                        2002                                                --
                                                            -------------------
                                                                 $  21,021,086
                                                            ===================

(5)      CONSTRUCTION LOAN AND LINE OF CREDIT

         The Company entered into a construction loan agreement with a bank to finance the construction of the Company's new headquarters, shop, terminal and driver recruitment and orientation center. The agreement provided a $10 million credit facility that would convert to a term loan upon completion of the facility. Until construction was complete, no payments were due and all accrued interest was added to the loan balance. As of September 30, 1996, the Company had borrowed $4,169,877 under the agreement. During fiscal year 1997, the Company refinanced this construction loan with a term loan from another bank (see Note 4).

         The refinanced loan contains various restrictive covenants including maximum debt to tangible net worth and minimum tangible net worth requirements. As of September 30, 1997, the Company was in compliance with all covenants under the loan agreement.

         The Company has an unsecured line of credit for $5,000,000. As of September 30, 1997, the Company had not drawn on this line of credit.


(6)      CAPITALIZED LEASE OBLIGATIONS

         Certain   revenue   equipment   is  leased  under   capitalized   lease
obligations. The following is a summary of assets held under capital lease agreements:

                                                    September 30,
                                  ----------------------------------------------
                                            1997                   1996
                                  ----------------------------------------------

Revenue equipment                       $ 20,098,048           $ 28,823,541
Less accumulated amortization             (6,276,894)            (7,313,862)
                                  ----------------------------------------------
                                        $ 13,821,154           $ 21,509,679
                                  ==============================================


         The following is a schedule by year of future minimum lease payments under capitalized leases together with the present value of the minimum lease payments at September 30, 1997:

            Years Ending September 30,                       Amount
---------------------------------------------------    --------------------
                       1998                                  $   5,930,430
                       1999                                      1,841,768
                       2000                                      3,452,808
                       2001                                      1,805,394
                       2002                                             --
                                                       --------------------
Total minimum lease payments                                    13,030,400
Less amount representing interest                               (1,260,370)
                                                       --------------------
Present value of minimum lease payments                         11,770,030
Less current portion                                            (5,346,645)
                                                       --------------------
                                                             $   6,423,385
                                                       ====================


(7)      COMMITMENTS

Operating Leases

         The Company is committed under noncancelable operating leases involving certain revenue equipment. Rent expense for noncancelable operating leases was $15,595,123, $3,997,352, and $2,562,440 for fiscal years 1997, 1996, and 1995, respectively. Aggregate future lease commitments are $20,827,654, $17,789,670, $9,219,164, $5,004,686, and $2,078,659 for the years ending September 30, 1998,
1999, 2000, 2001 and 2002, respectively.

Orders for Revenue Equipment

         As of September 30, 1997, the Company had placed orders for fiscal years 1998 and 1999 to purchase revenue equipment at an estimated total purchase price of $168,700,000. The revenue equipment is to be delivered during fiscal years 1998 and 1999. Approximately $64,700,000 of the new revenue equipment will be used to replace older revenue equipment and the balance represents incremental additions to the Company's fleet. These orders may be canceled by the Company without penalty upon written notification any time prior to 85 days before the revenue equipment's scheduled delivery.

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

Outside Director Stock Plan

         On August 16, 1995, the Company adopted an Outside Director Stock Plan, under which each director who is not an employee of the Company will receive an annual option to purchase 1,000 shares of the Company's Class A Common Stock at 85% of the market price at the grant date, except for 1995, in which the exercise price was $9.00. The Company has reserved 25,000 shares of Class A Common Stock for issuance under the Outside Director Stock Plan.

         The following table summarizes the combined stock option activity for both plans from inception of the plans through the year ended September 30, 1997:

                                    Number of Options  Price Per Share
                                  -------------------- -------------------------

Outstanding at September 30, 1994           --
         Granted                         230,900           $ 9.00
                                  -------------------- -------------------------

Outstanding at September 30, 1995        230,900             9.00
         Granted                           3,000             9.00
         Exercised                          (700)            9.00
         Forfeited                        (5,500)            9.00
                                  -------------------- -------------------------

Outstanding at September 30, 1996        227,700             9.00
         Granted                         141,000       13.70  -  16.00
         Exercised                        (5,306)            9.00
         Forfeited                       (14,160)       9.00  -  16.00
                                  -------------------- -------------------------

Outstanding at September 30, 1997        349,234       $9.00  - $16.00
                                  ==================== =========================


As of September 30, 1997, approximately 81,800 options are exercisable.

Stock-Based Compensation

         The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income as if the Company had accounted for its stock options granted to employees and directors subsequent to September 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 6.15% and 5.07% in 1997 and 1996, respectively, a dividend yield of 0%, a volatility factor of the expected common stock price of 25.4%, and a weighted average expected life of approximately 9.7 years for the stock options. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the estimated life of the respective stock options. Following are the pro forma disclosures and the related impact on net income for the years ended September 30, 1997 and 1996:

                                                 September 30,
                                   ---------------------------------------------
                                           1997                   1996
                                   ---------------------------------------------
Net earnings:
    As reported                       $   7,778,664          $   3,867,469
    Pro forma                             7,683,084              3,865,720

Net earnings per share:
    As reported                       $        1.36          $        0.88
    Pro forma                                  1.35                   0.88


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

         During fiscal year 1995 the Company paid lease payments of $30,000 to Freight Sales.

         Prior to the reorganization described in Note 1, the Company leased certain real estate and revenue equipment from the Affiliate. During fiscal year 1995, the Company paid rent of approximately $532,000 to the Affiliate. All such amounts have been eliminated in the accompanying consolidated financial statements because of related ownership and the single purpose of the entities.


(10)     EMPLOYEE BENEFIT PLAN

         The Company has adopted a defined contribution plan, the Dick Simon Trucking, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"). All employees who have completed one year of service and have reached age 21 are eligible to participate in the 401(k) Plan. Newly eligible employees may first begin participating in the 401(k) Plan on the earlier of January 1 or July 1 after meeting the eligibility requirements. Under the 401(k) Plan, employees are allowed to make contributions of up to 15 percent of their annual compensation; the Company may make matching contributions equal to a discretionary percentage, to be determined by the Company, of the employee's salary reductions. The Company may also make additional discretionary contributions to the 401(k) Plan. All amounts contributed by a participant are fully vested at all times. The participant becomes 20 percent vested in any matching or discretionary contributions after two years of service. This vesting percentage increases to 100 percent after six years of service. During fiscal years 1997, 1996, and 1995, the Company contributed $301,078, $192,389, and $141,240, respectively, to the 401(k) Plan.

(11)     PRO FORMA INFORMATION (UNAUDITED)

Pro Forma Provision for Income Taxes

         Contemporaneously with the November 17, 1995 effective date of the Company's initial public offering, the S corporation stockholders terminated their S corporation election. Accordingly, the pro forma provision for income taxes has been determined in accordance with SFAS No. 109, assuming the Company had been taxed as a C corporation for federal and state income tax purposes using an effective income tax rate of 39.6 percent. The pro forma provision for income taxes does not reflect the $2,980,115 one-time, non-cash charge to earnings for deferred taxes the Company recorded upon termination of its S corporation status.

Pro  Forma  Net Earnings  Per  Common  Share and  Weighted Average Common Shares
 Outstanding

         As discussed in Note 1, in 1995, the Company recapitalized its capital stock. Accordingly, the historical presentation of net earnings per common share would not present a meaningful comparison due to the recapitalization. However, pro forma net earnings per common share is reflected in the accompanying consolidated financial statements in order to present net earnings per common share as if the recapitalization, contribution of Common Stock, and all Common Stock issuances through September 30, 1995 had been effective for fiscal year 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Simon Transportation Services Inc.:

         We have audited the accompanying consolidated statements of financial position of Simon Transportation Services Inc. (a Nevada corporation) and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simon Transportation Services Inc. and subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
October 15, 1997