Form 10-Q
period 1997-12-31
SIMON TRANSPORTATION SERVICES INC
filed 1998-02-02
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (December 31, 1997).

             Class A Common Stock, $.01 par value: 5,323,123 shares
              Class B Common Stock, $.01 par value: 962,661 shares

                                                    Exhibit Index is on Page 11.

                                    SIMON TRANSPORTATION SERVICES INC.
                                            TABLE OF CONTENTS

                           PART I

                   FINANCIAL INFORMATION


                                                                          PAGE
                                                                         NUMBER

Item 1.      Financial Statements:

             Condensed consolidated statements                              3
             of financial position as of
             September 30, 1997 and December 31, 1997

             Condensed consolidated statements                              4
             of earnings for the three months ended
             December 31, 1997 and 1996

             Condensed consolidated statements                              5
             of cash flows for the three months ended
             December 31, 1997 and 1996

             Notes to condensed consolidated financial statements           6

Item 2.      Management's discussion and analysis of                        7
             financial condition and results of operations



                           PART II

                     OTHER INFORMATION



Item 1.      Legal Proceedings                                             10

Item 2.      Changes in Securities                                         10

Item 3.      Defaults Upon Senior Securities                               10

Item 4.      Submission of Matters to a Vote of Security Holders           10

Item 5.      Other Information                                             11

Item 6.      Exhibits and Reports on Form 8-K                              11

                    SIMON TRANSPORTATION SERVICES INC.
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 ASSETS

                                                                             December 31, 1997           September 30, 1997
                                                                             -----------------           ------------------
                                                                                (Unaudited)
Current Assets:

         Cash                                                            $          13,537,212        $          12,766,001
         Receivables, net of allowance for doubtful accounts of
         $80,000 and $62,000, respectively                                          19,063,373                   20,712,286
         Operating supplies                                                            872,905                      752,213
         Prepaid expenses and other                                                  4,718,152                    2,193,950
                                                                       ------------------------     ------------------------
                  Total current assets                                              38,191,642                   36,424,450
                                                                       ------------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                        7,646,922                    7,632,711
         Revenue equipment                                                          55,484,729                   59,392,072
         Buildings and improvements                                                 16,951,292                   14,321,869
         Office furniture and equipment                                              7,598,759                    5,974,291
                                                                       ------------------------     ------------------------
                                                                                    87,681,702                   87,320,943
         Less accumulated depreciation and amortization                           (16,785,102)                 (16,166,473)
                                                                       ------------------------     ------------------------
                                                                                    70,896,600                   71,154,470
                                                                       ------------------------     ------------------------
Other Assets                                                                           125,450                      125,450
                                                                       ========================     ========================
                                                                         $         109,213,692        $         107,704,370
                                                                       ========================     ========================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                                   $                            $
                                                                                     7,488,228                    6,382,697
         Current portion of capitalized lease obligations                            4,909,600                    5,346,645
         Accounts payable                                                            3,246,159                    3,593,420
         Accrued liabilities                                                         3,939,757                    3,957,055
         Accrued claims payable                                                      1,186,354                    1,259,674
                                                                       ------------------------     ------------------------
                  Total current liabilities                                         20,770,098                   20,539,491
                                                                       ------------------------     ------------------------

Long-Term Debt, net of current portion                                              14,787,735                   14,638,389
                                                                       ------------------------     ------------------------
Capitalized Lease Obligations, net of current portion                                5,663,519                    6,423,385
                                                                       ------------------------     ------------------------
Deferred Income Taxes                                                                6,254,445                    6,254,445
                                                                       ------------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                            --                           --
         Class A common stock, $.01 par value, 20,000,000 shares
         authorized, 5,323,123 and 5,320,313 shares issued,
         respectively                                                                   53,231                       53,203
         Class B common stock, $.01 par value, 5,000,000 shares
         authorized, 962,661 shares issued                                               9,627                        9,627
         Additional paid-in capital                                                 48,258,870                   48,233,608
         Retained earnings                                                          13,416,167                   11,552,222
                                                                       ------------------------     ------------------------
                  Total stockholders' equity                                        61,737,895                   59,848,660
                                                                       ------------------------     ------------------------
                                                                        $          109,213,692      $           107,704,370
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

                   SIMON TRANSPORTATION SERVICES INC.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (Unaudited)

                                                                                        For the Three Months Ended
                                                                       -----------------------------------------------------
                                                                             December 31, 1997            December 31, 1996
                                                                             -----------------            -----------------

Operating Revenue                                                        $          47,006,493        $          34,166,193
                                                                       ------------------------     ------------------------

Operating Expenses:
         Salaries, wages, and benefits                                              18,011,315                   13,171,808
         Fuel & fuel taxes                                                           9,097,054                    6,657,636
         Operating supplies and expenses                                             5,781,677                    4,350,499
         Taxes and licenses                                                          1,809,906                    1,436,465
         Insurance and claims                                                        1,020,727                      626,360
         Communications and utilities                                                  785,142                      530,004
         Depreciation and amortization                                               1,203,154                    1,513,545
         Rent                                                                        5,911,947                    3,446,607
                                                                                                    ------------------------
                                                                       ------------------------
                  Total operating expenses                                          43,620,922                   31,732,924
                                                                       ------------------------     ------------------------
                  Operating earnings                                                 3,385,571                    2,433,269
         Net interest expense                                                          388,875                      446,623
                                                                       ------------------------     ------------------------
Earnings before provision for income taxes                                           2,996,696                    1,986,646
Provision for income taxes                                                           1,132,751                      750,952
                                                                       ========================     ========================
Net earnings                                                             $           1,863,945        $           1,235,694
                                                                       ========================     ========================

Net earnings per common share:
         Basic                                                           $                0.30        $                0.26
                                                                       ========================     ========================
         Diluted                                                         $                0.29        $                0.26
                                                                       ========================     ========================

Weighted average common shares outstanding:
         Basic                                                                       6,284,419                    4,743,154
                                                                       ========================     ========================
         Diluted                                                                     6,457,288                    4,837,776
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

                         SIMON TRANSPORTATION SERVICES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                          For the Three Months Ended
                                                                                ---------------------------------------------
                                                                                    December 31, 1997     December 31, 1996

Cash Flows From Operating Activities:
     Net earnings                                                                   $       1,863,945     $        1,235,694
     Adjustments to reconcile net earnings to net cash provided by (used
     in) operating activities
              Depreciation and amortization                                                 1,203,154              1,513,545
              Changes in assets and liabilities:
                  Decrease in receivables, net                                              1,143,413                 93,458
                  (Increase) decrease in operating supplies                                  (120,692)                 2,752
                  Increase in prepaid expenses and other                                   (2,524,202)            (1,020,198)
                  Increase in other assets                                                         --               (634,350)
                  (Decrease) increase in accounts payable                                    (347,261)                39,441
                  Decrease in accrued liabilities                                             (17,298)            (1,485,384)
                  Decrease in accrued claims payable                                          (73,320)               (90,212)
                                                                                ---------------------------------------------
                      Net cash provided by (used in) operating activities                   1,127,739               (345,254)
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (4,878,584)            (3,731,952)
     Proceeds from the sale of property and equipment                                       3,933,300              2,009,000
                                                                                ---------------------------------------------
                      Net cash used in investing activities                                 (945,284)             (1,722,952)
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                               2,900,000              2,628,684
     Principal payments on long-term debt                                                  (1,645,123)              (697,703)
     Principal payments under capitalized lease obligations                                (1,196,911)            (1,346,462)
     Decrease in receivable from sale of equipment                                            505,500                     --
     Net proceeds from issuance of Class A common stock                                        25,290                 20,250
                                                                                ---------------------------------------------
                      Net cash provided by financing activities                               588,756                604,769
                                                                                ---------------------------------------------

Net Increase (Decrease) In Cash                                                               771,211             (1,463,437)
Cash at Beginning of Period                                                                12,766,001              5,571,431
                                                                                ---------------------------------------------

Cash at End of Period                                                               $      13,537,212     $        4,107,994
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                   $         516,368     $          526,424
         Cash paid during the period for income taxes                                         417,292              1,891,923

Supplemental Schedule of Noncash Investing and Financing Activities:
         Sale of equipment in exchange for receivable paid after
              period end                                                                      583,000              1,087,500

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

                  The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 1997 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 1997. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2:           Net Income Per Common Share
                  In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," which became effective December 15, 1997, basic net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share takes into consideration the effects of outstanding stock options. The calculation of the weighted average number of common shares outstanding is as follows:

                                                                             Three Months Ended
                                                                                 December 31,
                                                                                1997         1996
                   Weighted average number of shares for basic
                   net income per common share                               6,284,419      4,743,154
                   Stock Options                                               172,869         94,622
                                                                        ==============  ==============
                   Weighted average number of shares for diluted
                   net income per common share                               6,457,288      4,837,776
                                                                        ==============  ==============

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's first fiscal quarters of its 1998 and 1997 fiscal years, respectively.


Results of Operations

Three months ended December 31, 1997 and 1996

         Operating revenue increased $12.8 million (37.6%) to $47.0 million for the three months ended December 31, 1997, from $34.2 million for the corresponding period of 1996. The increase in operating revenue was primarily attributable to a 41.6% increase in weighted average tractors, to 1,402 in the 1997 period from 990 in the 1996 period. This increase was partially offset by a decrease in average revenue per tractor per week, to $2,591 in the 1997 period from $2,665 in the 1996 period.

         Salaries, wages, and benefits increased $4.8 million (36.7%) to $18.0 million during the quarter ended December 31, 1997 from $13.2 million in the 1996 period. As a percentage of revenue, salaries, wages, and benefits decreased to 38.3% of revenue for the three months ended December 31, 1997, from 38.6% for the corresponding period of 1996. The change was attributable to a leveling of the fixed costs associated with salaries paid to shop and administrative personnel, which did not increase proportionately with revenue.

         Fuel and fuel taxes increased $2.4 million (36.6%) to $9.1 million during the quarter ended December 31, 1997 from $6.7 million in the 1996 period. As a percentage of revenue, fuel and fuel taxes remained essentially constant at 19.4% of revenue for the three months ended December 31, 1997, from 19.5% for the corresponding period of 1996, as an increase in the overall fuel efficiency of the Company's newer tractor fleet and lower overall fuel prices during the 1997 period more than offset greater surcharge revenue during the 1996 period.

         Operating supplies and expenses increased $1.4 million (32.9%) to $5.8 million during the quarter ended December 31, 1997 from $4.4 million in the 1996 period. As a percentage of revenue, operating supplies and expenses decreased to 12.3% of revenue for the three months ended December 31, 1997, from 12.7% for the corresponding period of 1996, primarily as a result of lower parts and tire replacement costs, outside repairs, and maintenance expense associated with a decrease in the average age of the Company's tractor fleet. Most of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased $373,000 (26.0%) to $1.8 million during the quarter ended December 31, 1997 from $1.4 million for the corresponding period of 1996. As a percentage of revenue, taxes and licenses decreased to 3.9% of revenue for the three months ended December 31, 1997, from 4.2% for the corresponding period of 1996, primarily as a result of greater efficiency in licensing new equipment being added to the fleet.

         Insurance and claims increased $394,000 (63.0%) to $1.0 million during the quarter ended December 31, 1997 from $626,000 for the corresponding period of 1996. As a percentage of revenue, insurance and claims increased to 2.2% of revenue for the three months ended December 31, 1997, from 1.8% for the corresponding period of 1996 because of increased claims expense.

         Communications and utilities increased $255,000 (48.1%) to $785,000 during the quarter ended December 31, 1997 from $530,000 for the corresponding period of 1996. As a percentage of revenue, communications and utilities remained essentially unchanged at 1.7% of revenue for the three months ended December 31, 1997, compared with 1.6% for the corresponding period of 1996.

         Depreciation and amortization decreased $310,000 (20.5%) to $1.2 million during the quarter ended December 31, 1997 from $1.5 million for the corresponding period of 1996. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.6% of revenue for the three months ended December 31, 1997, from 4.4% for the corresponding period of 1996. The decrease was primarily attributable to an increase in the net gain on the sale of property and revenue equipment to $687,443 during the 1997 period compared with a net gain of $156,931 during the 1996 period as well as the use of operating leases rather than capital leases to acquire new equipment during the last year.

         Rent increased $2.5 million (71.5%) to $5.9 million for the quarter ended December 31, 1997 from $3.4 million for the corresponding period of 1996. As a percentage of revenue, rent increased to 12.6% of revenue for the three months ended December 31, 1997, from 10.1% for the corresponding period of 1996 as the Company replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases during the last year because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio decreased to 92.8% for the three months ended December 31, 1997, from 92.9% for the corresponding period of 1996.

         Net interest expense decreased $58,000 (12.9%) to $389,000 for the quarter ended December 31, 1997 from $447,000 for the corresponding period of 1996. As a percentage of revenue, net interest expense decreased to 0.8% of revenue for the three months ended December 31, 1997, from 1.3% for the corresponding period in 1996 as a result of lower average debt and capitalized lease balances in the 1997 period compared with the 1996 period.

         The Company's effective combined federal and state income tax rate for the three months ended December 31, 1997 and 1996 was 37.8%.

         As a result of the factors described above, net earnings increased $628,000 (50.8%) to $1.9 million for the three months ended December 31, 1997, compared with net earnings of $1.2 million for the corresponding period of 1996. As a percentage of revenue, net earnings increased to 4.0% of revenue in the quarter ended December 31, 1997 from 3.6% in the 1996 period.


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, funds provided by its public offerings in November 1995 and February 1997, and cash flow from operations. The Company's primary sources of liquidity currently are cash and cash equivalents, funds provided by operations, and borrowings and leases with financial institutions and equipment manufacturers.

         The Company's primary source of cash flow from operations generally is net earnings adjusted for depreciation and deferred income taxes. The Company's principal uses of cash flow from operations are to service debt or lease payments associated with new revenue equipment and to internally finance accounts receivable associated with growth in the business. Net cash provided by operating activities was $1.1 million for the three months ended December 31, 1997. The primary sources of funds were net earnings increased by non-cash adjustments of $1.2 million in depreciation and $1.1 million in accounts receivable attributable to a decrease in average days outstanding. The primary uses of funds were $347,000 to reduce accounts payable, $121,000 to purchase operating supplies, $2.5 million to prepay licensing on revenue equipment, and $91,000 to reduce accrued liabilities and claims payable.

         Net cash used in investing activities was $945,000 for the three months ended December 31, 1997, as the Company purchased $4.9 million of new property and revenue equipment, and a new facility in Atlanta, Georgia. The Company sold property and revenue equipment for $3.9 million. The Company expects capital expenditures, including the value of equipment financed with operating leases for revenue equipment and satellite communications units, net of revenue equipment sales and trade-ins, to be approximately $100.0 million through fiscal 1999.

         Net cash provided by financing activities was $589,000 in the 1997 period, consisting primarily of $2.9 million of new borrowings for the purchase of the Atlanta facility, a reduction of $506,000 in receivables from the sale of revenue equipment, and payments of $2.8 million of principal under the Company's long-term debt and capitalized lease agreements. In addition, the Company received $25,000 from the exercise of stock options and the issuance of stock to individuals who participate in the Company's stock option plans.

         The Company's borrowings consist of $21.1 million for revenue equipment debt and capitalized leases, and $11.7 million for the Company's new headquarters in Salt Lake City and the Atlanta facility. The Company maintains a $5 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate in effect from time to time. The Company had not drawn against the line of credit at December 31, 1997.
                                                         .

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

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                 The 1997 Annual Meeting of Stockholders of Simon Transportation Services Inc. was held December 19, 1997, at the corporate headquarters located at 5175 West 2100 South, West Valley City, Utah. Richard D. Simon, Chairman, President, and Chief Executive Officer, presided.

                  The holders of 5,330,662 shares (representing 6,293,323 votes), which is approximately 87% of the total votes outstanding as of the record date, were represented at the annual meeting in person or by proxy. The eight candidates for election as directors were elected to serve the terms specified in the proxy statement. The proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the 1997 fiscal year was approved. The proposal to amend the Company's Incentive Stock Plan to reserve an additional 600,000 shares of Class A Common Stock for issuance to participants and approve the issuance of options to purchase 375,000 of such shares to Company officers was approved. The tabulation of votes is listed in the table below.


                      SUMMARY OF MATTERS VOTED UPON BY STOCKHOLDERS

                                                                     Number of Shares
                                                          For        Withheld
Election of Directors:
         Richard D. Simon                           6,276,748          16,575
         Alban B. Lang                              6,276,648          16,675
         Kelle A. Simon                             6,273,748          19,575
         Lyn Simon                                  6,273,498          19,825
         Sherry L. Simon Bokovoy                    6,273,198          20,125
         Richard D. Simon, Jr.                      6,273,698          19,625
         Irene Warr                                 6,287,548           5,775
         H.J. Frazier                               6,284,748           8,575

Other Matters:                                            For         Against          Abstain        Non-Vote
         Ratification of selection of               6,264,928          27,225            1,170               0
         Arthur Andersen LLP as independent
         public accountants

         Amendment to Incentive                     3,603,602       2,187,245            6,450         496,026
         Stock Plan


Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

Number     Description
 3.1    *  Articles of Incorporation
 3.2    *  Bylaws
 4.1    *  Articles of Incorporation
 4.2    *  Bylaws
10.2    *  Outside Director Stock Option Plan.
10.3    *  Incentive Stock Plan.
10.4    *  401(k) Plan.
10.11   #  Loan  Agreement (Line of Credit) dated  April 29, 1996 (replaced loan agreement dated December 1, 1995) between U.S. Bank of Utah and Simon Transportation Services Inc.
27         Financial Data Schedule



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

                                           SIMON TRANSPORTATION SERVICES INC.,
                                           a Nevada corporation

Date:    January 30, 1998                  By:      /s/ Alban B. Lang
         ---------------------------                -----------------
                                                       (Signature)
                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer