Form 10-Q
period 1998-03-31
SIMON TRANSPORTATION SERVICES INC
filed 1998-05-06
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1998).

             Class A Common Stock, $.01 par value: 5,372,873 shares
              Class B Common Stock, $.01 par value: 913,751 shares

                                                     Exhibit Index is on Page 12

                                    SIMON TRANSPORTATION SERVICES INC.
                                            TABLE OF CONTENTS

                                                  PART I

                                          FINANCIAL INFORMATION


                                                                                                         PAGE
                                                                                                        NUMBER

Item 1.      Financial Statements:

             Condensed consolidated statements of financial position as of
                      March 31, 1998 and September 30, 1997                                               3

             Condensed consolidated statements of operations for the three months and six
                      months ended March 31, 1998 and 1997                                                4

             Condensed consolidated statements of cash flows for the six months ended March
                      31, 1998 and 1997                                                                   5

             Notes to condensed consolidated financial statements                                         6

Item 2.      Management's discussion and analysis of financial condition and results of
                      operations                                                                          7




                                                 PART II

                                            OTHER INFORMATION



Item 1.      Legal Proceedings                                                                           12

Item 2.      Changes in Securities                                                                       12

Item 3.      Defaults Upon Senior Securities                                                             12

Item 4.      Submission of Matters to a Vote of Security Holders                                         12

Item 5.      Other Information                                                                           12

Item 6.      Exhibits and Reports on Form 8-K                                                            12


                         SIMON TRANSPORTATION SERVICES INC.
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                      ASSETS

                                                                                March 31, 1998             September 30, 1997
                                                                                --------------             ------------------
                                                                             (Unaudited)
Current Assets:
         Cash                                                                   $   10,144,044               $   12,766,001
         Receivables, net of allowance for doubtful accounts of
         $99,000 and $62,000, respectively                                          18,869,839                   20,712,286
         Operating supplies                                                            923,417                      752,213
         Prepaid expenses and other                                                  4,263,645                    2,193,950
                                                                       ------------------------     ------------------------
                  Total current assets                                              34,200,945                   36,424,450
                                                                       ------------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                        7,646,922                    7,632,711
         Revenue equipment                                                          49,697,517                   59,392,072
         Buildings and improvements                                                 18,094,352                   14,321,869
         Office furniture and equipment                                              7,890,524                    5,974,291
                                                                       ------------------------     ------------------------
                                                                                    83,329,315                   87,320,943
         Less accumulated depreciation and amortization                            (16,502,447)                 (16,166,473)
                                                                       ------------------------     ------------------------
                                                                                    66,826,868                   71,154,470
                                                                       ------------------------     ------------------------
Other Assets                                                                           205,770                      125,450
                                                                       ========================     ========================
                                                                                $  101,233,583               $  107,704,370
                                                                       ========================     ========================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                      $    7,533,549               $    6,382,697
         Current portion of capitalized lease obligations                            3,807,096                    5,346,645
         Accounts payable                                                            4,265,450                    3,593,420
         Accrued liabilities                                                         2,076,840                    3,957,055
         Accrued claims payable                                                      1,564,331                    1,259,674
                                                                       ------------------------     ------------------------
                  Total current liabilities                                         19,247,266                   20,539,491
                                                                       ------------------------     ------------------------

Long-Term Debt, net of current portion                                              12,904,418                   14,638,389
                                                                       ------------------------     ------------------------
Capitalized Lease Obligations, net of current portion                                2,659,730                    6,423,385
                                                                       ------------------------     ------------------------
Deferred Income Taxes                                                                6,254,445                    6,254,445
                                                                       ------------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                            --                           --
         Class A common stock, $.01 par value, 20,000,000     shares
         authorized, 5,372,803 and 5,320,313         shares issued,
         respectively                                                                   53,728                       53,203
         Class B common stock, $.01 par value, 5,000,000      shares
         authorized, 913,751 and 962,661    shares issued,                               9,138                        9,627
         respectively
         Additional paid-in capital                                                 48,265,792                   48,233,608
         Retained earnings                                                          11,839,066                   11,552,222
                                                                       ------------------------     ------------------------
                  Total stockholders' equity                                        60,167,724                   59,848,660
                                                                       ------------------------     ------------------------
                                                                                $  101,233,583               $  107,704,370
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

                       SIMON TRANSPORTATION SERVICES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 For the Three Months Ended           For the Six Months Ended
                                                          --------------------------------------------------------------------------
                                                            March 31, 1998     March 31, 1997     March 31, 1998      March 31, 1997
                                                            --------------     --------------     --------------      --------------

Operating Revenue                                          $    46,149,338    $    35,764,826     $   93,155,831      $   69,931,019
                                                          --------------------------------------------------------- ----------------

Operating Expenses:
         Salaries, wages, and benefits                          19,351,827         13,870,537         37,363,142          27,042,345
         Fuel & fuel taxes                                       8,262,994          6,962,624         17,360,048          13,620,260
         Operating supplies and expenses                         7,798,494          4,483,082         13,580,171           8,833,581
         Taxes and licenses                                      1,546,438          1,052,165          3,356,344           2,488,630
         Insurance and claims                                    1,898,971            834,118          2,919,698           1,460,478
         Communications and utilities                            1,060,020            604,713          1,845,162           1,134,717
         Depreciation and amortization                           1,135,528          1,286,521          2,338,682           2,800,066
         Rent                                                    7,200,228          4,208,799         13,112,175           7,655,406
                                                          --------------------------------------------------------- ----------------
                  Total operating expenses                      48,254,500         33,302,559         91,875,422          65,035,483
                                                          --------------------------------------------------------- ----------------
                  Operating earnings (loss)                     (2,105,162)         2,462,267          1,280,409           4,895,536
         Net interest expense                                      430,370            237,298            819,245             683,921
                                                          --------------------------------------------------------- ----------------
Earnings (loss) before provision for income taxes               (2,535,532)         2,224,969            461,164           4,211,615
Provision (benefit) for income taxes (Note 3)                     (958,431)           841,038            174,320           1,591,990
                                                          ========================================================= ================
Net earnings (loss)                                        $    (1,577,101)   $     1,383,931     $      286,844      $    2,619,625
                                                          ========================================================= ================

Net earnings (loss) per common share
         Basic                                             $         (0.25)   $          0.25     $         0.05      $         0.51
                                                          ========================================================= ================
         Diluted                                           $         (0.25)   $          0.25     $         0.04      $         0.50
                                                          ========================================================= ================

Weighted average common shares outstanding
         Basic                                                   6,286,202          5,528,261          6,285,301           5,131,394
                                                          ========================================================= ================
         Diluted                                                 6,286,202          5,640,626          6,437,440           5,243,759
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


                        SIMON TRANSPORTATION SERVICES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the Six Months Ended
                                                                                ---------------------------------------------
                                                                                       March 31, 1998         March 31, 1997

Cash Flows From Operating Activities:
     Net earnings                                                                      $      286,844         $    2,619,625
     Adjustments to reconcile net earnings to net cash
         provided by operating activities
              Depreciation and amortization                                                 2,338,682              2,800,066
              Changes in operating assets and liabilities:
                  Decrease (increase) in receivables, net                                   1,363,947               (220,905)
                  Increase in operating supplies                                             (171,204)              (354,523)
                  Increase in prepaid expenses and other                                   (2,069,695)            (1,109,585)
                  (Increase) decrease in other assets                                         (80,320)               193,195
                  Increase in accounts payable                                                672,030                585,624
                  Decrease in accrued liabilities                                          (1,880,215)              (600,770)
                  Increase (decrease) in accrued claims payable                               304,657                (80,149)
                                                                                ---------------------------------------------
                      Net cash provided by operating activities                               764,726              3,832,578
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (6,797,880)           (12,901,451)
     Proceeds from the sale of property and equipment                                       8,786,800              5,147,150
                                                                                ---------------------------------------------
                      Net cash provided by (used in) investing activities                   1,988,920             (7,754,301)
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                               2,900,000              5,757,244
     Principal payments on long-term debt                                                  (3,483,119)            (1,398,301)
     Principal payments under capitalized lease obligations                                (5,303,204)            (2,127,529)
     Decrease in receivable from sale of equipment                                            478,500                     --
     Net proceeds from issuance of Class A common stock                                        32,220             22,941,531
                                                                                ---------------------------------------------
                      Net cash (used in) provided by financing activities                  (5,375,603)            25,172,945
                                                                                ---------------------------------------------

Net (Decrease) Increase In Cash                                                            (2,621,957)            21,251,222
Cash at Beginning of Period                                                                12,766,001              5,571,431
                                                                                ---------------------------------------------

Cash at End of Period                                                                  $   10,144,044          $  26,822,653
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                      $    1,006,188          $     957,861
         Cash paid during the period for income taxes                                         667,137              2,122,344

Supplemental Schedule of Noncash Investing and Financing Activities:
         Sale of equipment in exchange for receivable paid after
              period end                                                                      610,000                227,850


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

                  The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 1997 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 1997. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.


Forward-Looking Statements

This quarterly report and statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within the truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers. Readers should review and consider the various disclosures made by the Company in this quarterly statement and in its reports to its stockholders and periodic reports on Forms 10-K and 10-Q.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal periods discussed in this report represent the Company's second fiscal quarters and first six months of its 1998 and 1997 fiscal years, respectively.

         During the quarter ended March 31, 1998, the Company experienced a net loss attributable to a revenue shortfall, increased expenses associated with driver wages, and increased claims expense due to unusually severe accident experience. Revenue was approximately $6 million below Company expectations because of fewer tractors than anticipated in the Company's fleet, a significant increase in the number of tractors without drivers, lower than expected revenue per mile, and soft freight demand from large customers. The Company implemented a driver wage increase in January but has not recovered the increase through increased freight rates. Revenue per mile was lower in March than in January and February, which is the opposite of most years. Also, the number of unseated trucks in the Company's fleet increased significantly in March. To assist in recruiting and retaining drivers, the Company approved an additional driver wage increase of $.02 per mile effective April 15, 1998. The wage increase will have a short term, negative impact on earnings until freight rates are raised. The Company is actively seeking rate increases to cover our increases in operating costs, including the driver wage increase.

Results of Operations

Three months ended March 31, 1998 and 1997

         Operating revenue increased $10.4 million (29.0%) to $46.1 million for the three months ended March 31, 1998, from $35.8 million for the corresponding period of 1997. The increase in operating revenue was primarily attributable to a 36.2% increase in weighted average tractors, to 1,450 in the 1998 period from 1,065 in the corresponding 1997 period. This increase was partially offset by a decrease in average revenue per tractor per week, to $2,450 in the 1998 period from $2,614 in the 1997 period.

         Salaries, wages, and benefits increased $5.5 million (39.5%) to $19.4 million during the quarter ended March 31, 1998 from $13.9 million in the 1997 period. As a percentage of revenue, salaries, wages, and benefits increased to 41.9% of revenue for the three months ended March 31, 1998, from 38.8% for the corresponding period of 1997. The change is primarily attributable to a two cent per mile increase in the driver base pay per mile effective January 1, 1998, an increase in the number of administrative personnel necessary to staff our new Atlanta facility, and the cost of employer provided benefits tied to the gross wages paid to employees. The Company has raised the driver base pay per mile an additional two cents effective April 15, 1998.

         Fuel and fuel taxes increased $1.3 million (18.7%) to $8.3 million during the quarter ended March 31, 1998 from $7.0 million in the 1997 period. As a percentage of revenue, fuel and fuel taxes decreased to 17.9% of revenue for the three months ended March 31, 1998, from 19.5% for the corresponding period of 1997, principally as a result of lower fuel prices.

         Operating supplies and expenses increased $3.3 million (74.0%) to $7.8 million during the quarter ended March 31, 1998 from $4.5 million in the 1997 period. As a percentage of revenue, operating supplies and expenses increased to 16.9% of revenue for the three months ended March 31, 1998, from 12.5% for the corresponding period of 1997, primarily as a result of increased costs of repairs not covered under vehicle warranties and the cost of preparing equipment for trade. The Company accelerated the disposition of its remaining 48 foot trailers to take advantage of an opportunity to acquire 53 foot trailers and standardize its fleet with all 53 foot trailers.

         Taxes and licenses increased $494,000 (47.0%) to $1.5 million during the quarter ended March 31, 1998 from $1.1 million for the corresponding period of 1997. As a percentage of revenue, taxes and licenses increased to 3.4% of revenue for the three months ended March 31, 1998 from 2.9% for the corresponding period of 1997. Since taxes and licenses are a relatively fixed cost, the increase as a percentage of revenue is consistent with the corresponding decrease in average revenue per tractor per week for the quarter ended March 31, 1998 compared with the corresponding period of 1997.

         Insurance and claims increased $1.1 million (127.7%) to $1.9 million during the quarter ended March 31, 1998 from $830,000 for the corresponding period of 1997. As a percentage of revenue, insurance and claims increased to 4.1% of revenue for the three months ended March 31, 1998, from 2.3% for the corresponding period of 1997 because of an increase in the number and severity of accidents experienced by the Company during the quarter.

         Communications and utilities increased $455,000 (75.3%) to $1.1 million during the quarter ended March 31, 1998 from $605,000 for the corresponding period of 1997. As a percentage of revenue, communications and utilities increased to 2.3% of revenue for the three months ended March 31, 1998, from 1.7% for the corresponding period of 1997, primarily as a result of an access fee charged to the Company by the owners of pay telephones based on phone calls to toll free numbers. In addition, the fixed costs of utilities for the Company's terminals and costs associated with the usage of the Company's satellite tracking system did not remain proportionate with the decreased revenue per tractor.

         Depreciation and amortization decreased $151,000 (11.7%) to $1.1 million during the quarter ended March 31, 1998 from $1.3 million for the corresponding period of 1997. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.5% of revenue for the three months ended March 31, 1998, from 3.6% for the corresponding period of 1997. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $635,053 on the sale of property and revenue equipment during the 1998 period compared with a $321,050 net gain during the 1997 period.

         Rent increased $3.0 million (71.1%) to $7.2 million during the quarter ended March 31, 1998 from $4.2 million for the corresponding period of 1997. As a percentage of revenue, rent increased to 15.6% of revenue for the three months ended March 31, 1998, from 11.8% for the corresponding period of 1997 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. In addition, the fixed monthly rental payments were not as efficiently spread over lower revenue per tractor. The Company has utilized operating leases in the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 104.6% for the three months ended March 31, 1998, from 93.1% for the corresponding period of 1997.

         Net interest expense increased $193,000 (81.4%) to $430,000 during the quarter ended March 31, 1998 from $237,000 for the corresponding period of 1997. As a percentage of revenue, net interest expense increased to 0.9% of revenue for the three months ended March 31, 1998, from 0.7% for the corresponding period in 1997 as a result of higher average debt and capitalized lease balances in the 1998 period compared with the 1997 period.

         The Company's effective combined federal and state income tax rate for the three months ended March 31, 1998 and 1997 was 37.8%.

         As a result of the factors described above, the Company experienced a net loss of $1,577,101 for the three months ended March 31, 1998, compared with net earnings of $1,383,931 for the corresponding period of 1997.

Six months ended March 31, 1998 and 1997

         Operating revenue increased $23.2 million (33.2%) to $93.2 million for the six months ended March 31, 1998, from $69.9 million for the corresponding period of 1997. The increase in operating revenue was primarily attributable to a 38.7% increase in weighted average tractors, to 1,426 in the 1998 period from 1,028 in the corresponding 1997 period. This increase was partially offset by a decrease in average revenue per tractor per week, to $2,519 in the 1998 period from $2,639 in the 1997 period.

         Salaries, wages, and benefits increased $10.3 million (38.2%) to $37.4 million during the six months ended March 31, 1998 from $27.0 million in the 1997 period. As a percentage of revenue, salaries, wages, and benefits increased to 40.1% of revenue for the six months ended March 31, 1998, from 38.7% for the corresponding period of 1997. The change is primarily attributable to an increase in the driver base pay per mile effective January 1, 1998, an increase in the number of administrative personnel necessary to staff our new Atlanta facility, and the cost of employer provided benefits tied to the gross wages paid to employees.

         Fuel and fuel taxes increased $3.7 million (27.5%) to $17.4 million during the six months ended March 31, 1998 from $13.6 million in the 1997 period. As a percentage of revenue, fuel and fuel taxes decreased to 18.6% of revenue for the six months ended March 31, 1998, from 19.5% for the corresponding period of 1997, principally as a result of lower fuel prices.

         Operating supplies and expenses increased $4.7 million (53.7%) to $13.6 million during the six months ended March 31, 1998 from $8.8 million in the 1997 period. As a percentage of revenue, operating supplies and expenses increased to 14.6% of revenue for the six months ended March 31, 1998, from 12.6% for the corresponding period of 1997, primarily as a result of increased costs of repairs not covered under vehicle warranties and the cost of preparing equipment for trade.

         Taxes and licenses increased $868,000 (34.9%) to $3.4 million during the six months ended March 31, 1998 from $2.5 million for the corresponding period of 1997. As a percentage of revenue, taxes and licenses remained essentially unchanged at 3.6% of revenue for the six months ended March 31, 1998 and 1997.

         Insurance and claims increased $1.5 million (99.9%) to $2.9 million during the six months ended March 31, 1998 from $1.5 million for the corresponding period of 1997. As a percentage of revenue, insurance and claims increased to 3.1% of revenue for the six months ended March 31, 1998, from 2.1% for the corresponding period of 1997 because of an increase in the number and severity of accidents experienced by the Company during the period.

         Communications and utilities increased $710,000 (62.6%) to $1.8 million during the six months ended March 31, 1998 from $1.1 million for the corresponding period of 1997. As a percentage of revenue, communications and utilities increased to 2.0% of revenue for the six months ended March 31, 1998, from 1.6% for the corresponding period of 1997, primarily as a result of an access fee charged to the Company by the owners of pay telephones based on phone calls to toll free numbers. In addition, the fixed costs of utilities for the Salt Lake and Atlanta terminals and the cost of usage of the Company's satellite tracking system did not remain proportionate with the decrease in revenue per tractor.

         Depreciation and amortization decreased $461,000 (16.5%) to $2.3 million during the six months ended March 31, 1998 from $2.8 million for the corresponding period of 1997. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.5% of revenue for the six months ended March 31, 1998, from 4.0% for the corresponding period of 1997. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $1,322,496 on the sale of property and revenue equipment during the 1998 period compared with a $635,053 net gain during the 1997 period.

         Rent increased $5.5 million (71.3%) to $13.1 million during the six months ended March 31, 1998 from $7.7 million for the corresponding period of 1997. As a percentage of revenue, rent increased to 14.1% of revenue for the six months ended March 31, 1998, from 10.9% for the corresponding period of 1997 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. In addition, the fixed monthly rental payments were not as efficiently spread over lower revenue per tractor. The Company has utilized operating leases in the most recent six months because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 98.6% for the six months ended March 31, 1998, from 93.0% for the corresponding period of 1997.

         Net interest expense increased $135,000 (19.8%) to $820,000 during the six months ended March 31, 1998 from $685,000 for the corresponding period of 1997. As a percentage of revenue, net interest expense remained essentially constant at 0.9% of revenue for the six months ended March 31, 1998, compared with 1.0% for the corresponding period in 1997.

         The Company's effective combined federal and state income tax rate for the six months ended March 31, 1998 and 1997 was 37.8%.

         As a result of the factors described above, net earnings decreased to $286,844 for the six months ended March 31, 1998, compared with net earnings of $2,619,625 for the corresponding period of 1997.


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, funds provided by its public offerings in November 1995 and February 1997, and cash flow from operations. The Company's primary sources of liquidity currently are cash and cash equivalents, cash flow from operations, and borrowings and leases with financial institutions and equipment manufacturers. Management believes the Company's sources of liquidity are adequate to meet its current and projected needs.(*)

         The Company's primary source of cash flow from operations is net earnings adjusted for depreciation. The Company's principal uses of cash flow from operations are to service debt or lease payments associated with new revenue equipment and to internally finance accounts receivable associated with growth in the business. Net cash provided by operating activities was $765,000 for the six months ended March 31, 1998. The primary sources of funds were net earnings of $287,000 increased by $2.3 million in depreciation, increases of $670,000 in accounts payable and $305,000 in claims payable, and a decrease in accounts receivable $1.4 million. The primary uses of funds were $2.1 million to prepay licensing on revenue equipment, $1.9 million to reduce accrued liabilities, and increases in operating supplies and other assets of $170,000 and $80,000, respectively.

-----------------

(*) May contain "forward-looking" statements.

         Net cash provided by investing activities was $2.0 million for the six months ended March 31, 1998, as the Company purchased $6.8 million of new property and revenue equipment and a new facility in Atlanta, Georgia. The Company sold revenue equipment for $8.8 million. The Company expects capital expenditures (primarily for revenue equipment, and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $91.7 million through fiscal 1999.

         Net cash used in financing activities was $5.4 million in the 1998 period, consisting primarily of $2.9 million of new borrowings for the purchase of the Atlanta facility, a reduction of $479,000 in receivables from the sale of revenue equipment, and payments of $8.8 million of principal under the Company's long-term debt and capitalized lease agreements. In addition, the Company received $32,000 from the exercise of stock options and the issuance of stock to individuals who participate in the Company's stock option plans.

         The Company's borrowings consist of $16.3 million for revenue equipment debt and capitalized leases, and $10.6 million for the Company's new headquarters in Salt Lake City and the Atlanta facility. The Company maintains a $5 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. The Company had not drawn against the line of credit at March 31, 1998.

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

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

Number            Description


        3.1    *  Articles of Incorporation
        3.2    *  Bylaws
        4.1    *  Articles of Incorporation
        4.2    *  Bylaws
       10.2    *  Outside Director Stock Option Plan.
       10.3    *  Incentive Stock Plan.
       10.4    *  401(k) Plan.
       10.11   #  Loan Agreement (Line of Credit) dated April 29, 1996 (replaced loan  agreement dated  December 1, 1995)  between U.S. Bank of
                  Utah and Simon Transportation Services Inc.
       11         Schedule of Computation of Net Income Per Share
       27         Financial Data Schedule


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


                                  SIMON TRANSPORTATION SERVICES INC.,
                                  a Nevada corporation

Date:    May 5, 1998              By:      /s/ Alban B. Lang
         ------------------------          -----------------
                                           (Signature)
                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer