Form 10-Q
period 1998-06-30
SIMON TRANSPORTATION SERVICES INC
filed 1998-07-31
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 1998).

             Class A Common Stock, $.01 par value: 5,372,683 shares
              Class B Common Stock, $.01 par value: 913,751 shares

                                                     Exhibit Index is on Page 12

                        SIMON TRANSPORTATION SERVICES INC.
                                 TABLE OF CONTENTS

                                      PART I

                               FINANCIAL INFORMATION


                                                                         PAGE
                                                                        NUMBER

Item 1.      Financial Statements:

             Condensed consolidated statements
                 of financial position as of
                 June 30, 1998 and September 30, 1997                      3

             Condensed consolidated statements
                 of earnings for the three months and nine
                 months ended June 30, 1998 and 1997                       4

             Condensed consolidated statements
                 of cash flows for the nine months ended
                 June 30, 1998 and 1997                                    5

             Notes to condensed consolidated financial statements          6

Item 2.      Management's discussion and analysis of financial
             condition and results of operations                           7



                                 PART II

                            OTHER INFORMATION



Item 1.      Legal Proceedings                                            12

Item 2.      Changes in Securities                                        12

Item 3.      Defaults Upon Senior Securities                              12

Item 4.      Submission of Matters to a Vote of Security Holders          12

Item 5.      Other Information                                            12

Item 6.      Exhibits and Reports on Form 8-K                             12

                         SIMON TRANSPORTATION SERVICES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                       ASSETS

                                                                                 June 30, 1998           September 30, 1997
                                                                                 -------------           ------------------
                                                                                  (Unaudited)
Current Assets:
         Cash                                                              $         8,840,051             $     12,766,001
         Receivables, net of allowance for doubtful accounts of
         $119,000 and $62,000, respectively                                         18,863,005                   20,712,286
         Operating supplies                                                            861,148                      752,213
         Prepaid expenses and other                                                  3,992,306                    2,193,950
                                                                       ------------------------     ------------------------
                  Total current assets                                              32,556,510                   36,424,450
                                                                       ------------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                        7,646,922                    7,632,711
         Revenue equipment                                                          47,120,429                   59,392,072
         Buildings and improvements                                                 18,806,510                   14,321,869
         Office furniture and equipment                                              8,010,190                    5,974,291
                                                                       ------------------------     ------------------------
                                                                                    81,584,051                   87,320,943
         Less accumulated depreciation and amortization                            (16,836,798)                 (16,166,473)
                                                                       ------------------------     ------------------------
                                                                                    64,747,253                   71,154,470
                                                                       ------------------------     ------------------------
Other Assets                                                                           205,770                      125,450
                                                                       ========================     ========================
                                                                           $        97,509,533             $    107,704,370
                                                                       ========================     ========================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                 $         7,579,769             $      6,382,697
         Current portion of capitalized lease obligations                            2,142,265                    5,346,645
         Accounts payable                                                            4,443,334                    3,593,420
         Accrued liabilities                                                         2,462,240                    3,957,055
         Accrued claims payable                                                      1,169,102                    1,259,674
                                                                       ------------------------     ------------------------
                  Total current liabilities                                         17,796,710                   20,539,491
                                                                       ------------------------     ------------------------

Long-Term Debt, net of current portion                                              11,009,455                   14,638,389
                                                                       ------------------------     ------------------------
Capitalized Lease Obligations, net of current portion                                2,552,648                    6,423,385
                                                                       ------------------------     ------------------------
Deferred Income Taxes                                                                6,254,445                    6,254,445
                                                                       ------------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                            --                           --
         Class A common stock, $.01 par value, 20,000,000 shares
         authorized, 5,372,683 and 5,320,313 shares issued, respectively                53,727                       53,203
         Class B common stock, $.01 par value, 5,000,000 shares
         authorized, 913,751 and 962,661 shares issued, respectively                     9,138                        9,627
         Additional paid-in capital                                                 48,264,713                   48,233,608
         Retained earnings                                                          11,568,697                   11,552,222
                                                                       ------------------------     ------------------------
                  Total stockholders' equity                                        59,896,275                   59,848,660
                                                                       ------------------------     ------------------------
                                                                           $        97,509,533             $    107,704,370
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

                       SIMON TRANSPORTATION SERVICES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                For the Three Months Ended           For the Nine Months Ended
                                                       -----------------------------------------------------------------------------
                                                            June 30, 1998      June 30, 1997      June 30, 1998       June 30, 1997
                                                            -------------      -------------      -------------       -------------

Operating Revenue                                          $   50,054,991    $    41,190,623     $  143,510,822      $  111,121,642
                                                       --------------------------------------------------------- -------------------

Operating Expenses:
         Salaries, wages, and benefits                         21,552,353         16,304,641         58,915,495          43,346,986
         Fuel & fuel taxes                                      9,275,404          7,946,623         26,635,452          21,566,883
         Operating supplies and expenses                        6,656,953          4,919,653         20,237,124          13,753,234
         Taxes and licenses                                     1,516,404          1,263,791          4,872,748           3,752,421
         Insurance and claims                                   1,232,362            911,213          4,152,060           2,371,691
         Communications and utilities                           1,079,165            679,245          2,924,327           1,813,962
         Depreciation and amortization                          1,330,842          1,290,488          3,669,524           4,090,554
         Rent                                                   7,501,373          4,597,370         20,613,548          12,252,776
                                                       --------------------------------------------------------- -------------------
                  Total operating expenses                     50,144,856         37,913,024        142,020,278         102,948,507
                                                       --------------------------------------------------------- -------------------
                  Operating earnings (loss)                       (89,865)         3,277,599          1,190,544           8,173,135
         Gain on sale of real property                                 --          1,896,025                 --           1,896,025
         Net interest expense                                    (344,811)          (254,435)        (1,164,056)           (938,356)
                                                       --------------------------------------------------------- -------------------
Earnings (loss) before income taxes                              (434,676)         4,919,189             26,488           9,130,804
Provision (benefit) for income taxes                             (164,308)         1,859,361             10,012           3,451,351
                                                       ========================================================= ===================
Net earnings (loss)                                        $     (270,368)   $     3,059,828     $       16,476      $    5,679,453
                                                       ========================================================= ===================


Net earnings (loss) per common share
         Basic                                             $        (0.04)   $          0.49     $         0.00      $         1.03
                                                       ========================================================= ===================
         Diluted                                           $        (0.04)   $          0.48     $         0.00      $         1.01
                                                       ========================================================= ===================

Weighted average common shares outstanding
         Basic                                                  6,286,427          6,280,371          6,285,582           5,514,386
                                                       ========================================================= ===================
         Diluted                                                6,286,427          6,406,048          6,285,582           5,640,063
                                                       ========================================================= ===================



                         The  accompanying   notes  to  condensed   consolidated
                          financial statements are an integral part of these condensed consolidated financial statements.

                        SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                    ---------------------------------------------
                                                                                        June 30, 1998         June 30, 1997

Cash Flows From Operating Activities:
     Net earnings                                                                       $      16,476         $    5,679,453
     Adjustments to reconcile net earnings to net cash provided by operating activities
              Depreciation and amortization                                                 3,669,524              4,090,555
              Gain on sale of real property                                                        --             (1,896,025)
              Changes in operating assets and liabilities:
                  Decrease (increase) in receivables, net                                     760,781             (2,783,574)
                  Increase in operating supplies                                             (108,935)              (325,111)
                  Increase in prepaid expenses and other                                   (1,798,356)              (775,057)
                  (Increase) decrease in other assets                                         (80,320)               192,195
                  Increase in accounts payable                                                849,914              1,194,477
                  (Decrease) increase in accrued liabilities                               (1,494,815)               658,934
                  Decrease in accrued claims payable                                          (90,572)              (239,331)
                                                                                    ---------------------------------------------
                      Net cash provided by operating activities                             1,723,697              5,796,516
                                                                                    ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (8,403,107)           (27,399,088)
     Proceeds from the sale of property and equipment                                      11,140,800              9,497,034
                                                                                    ---------------------------------------------
                      Net cash provided by (used in) investing activities                   2,737,693            (17,902,054)
                                                                                    ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                               2,900,000              5,827,740
     Principal payments on long-term debt                                                  (5,331,862)            (2,137,092)
     Principal payments under capitalized lease obligations                                (7,075,117)            (3,792,615)
     Decrease in receivable from sale of equipment                                          1,088,500                     --
     Net proceeds from issuance of Class A common stock                                        31,139             22,945,917
                                                                                    ---------------------------------------------
                      Net cash (used in) provided by financing activities                 (8,387,340)             22,843,950
                                                                                    ---------------------------------------------

Net (Decrease) Increase In Cash                                                            (3,925,950)            10,738,412
Cash at Beginning of Period                                                                12,766,001              5,571,431
                                                                                    ---------------------------------------------

Cash at End of Period                                                                   $   8,840,051         $   16,309,843
                                                                                    =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                       $   1,440,353         $    1,375,803
         Cash paid during the period for income taxes                                         688,868              3,345,181

Supplemental Schedule of Noncash Investing and Financing Activities:
         Sale of equipment in exchange for receivable paid after
              period end                                                                           --                139,142






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

Note 2:           Recent Accounting Pronouncement

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. Management expects that the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal periods discussed in this report represent the Company's third fiscal quarters and nine months of its 1998 and 1997 fiscal years, respectively.

         During the quarter ended June 30, 1998, the Company experienced a net loss. The loss was primarily attributable to an increase in driver wages and an increase in the number of tractors without drivers over historical levels. To assist in recruiting and retaining drivers, the Company approved a driver wage increase of $.02 per mile effective January 1, 1998 and an additional increase of $.02 per mile effective April 15, 1998. The Company actively sought rate increases to cover increases in operating costs, including the driver wage increase. Most of the proposed rate adjustments have been granted with effective dates ranging from the last half of June through the first half of July 1998.(*)


Results of Operations

Three months ended June 30, 1998 and 1997

         Operating revenue increased $8.9 million (21.6%) to $50.1 million for the three months ended June 30, 1998, from $41.2 million for the corresponding period of 1997. The increase in operating revenue was primarily attributable to a 28.8% increase in weighted average tractors, to 1,552 in the 1998 period from 1,205 in the corresponding 1997 period. This increase was partially offset by a 5.6% decrease in average revenue per tractor per week, to $2,503 in the 1998 period from $2,652 in the 1997 period.

         Salaries, wages, and benefits increased $5.3 million (32.5%) to $21.6 million during the quarter ended June 30, 1998 from $16.3 million in the 1997 period. As a percentage of revenue, salaries, wages, and benefits increased to 43.1% of revenue for the three months ended June 30, 1998, from 39.6% for the corresponding period of 1997. The increase was primarily attributable to driver wage increases. In order to remain competitive in its compensation package to drivers, the Company raised driver base pay two cents per mile effective January 1, 1998 and an additional two cents per mile effective April 15, 1998.

         Fuel and fuel taxes increased $1.4 million (17.7%) to $9.3 million during the quarter ended June 30, 1998 from $7.9 million in the 1997 period. As a percentage of revenue, fuel and fuel taxes decreased to 18.5% of revenue for the three months ended June 30, 1998, from 19.3% for the corresponding period of 1997, principally as a result of lower fuel prices in the 1998 period as compared with the 1997 period.

         Operating supplies and expenses increased $1.8 million (36.7%) to $6.7 million during the quarter ended June 30, 1998 from $4.9 million in the 1997 period. As a percentage of revenue, operating supplies and expenses increased to 13.3% of revenue for the three months ended June 30, 1998, from 11.9% for the corresponding period of 1997, primarily as a result of increased costs of accident repairs not covered under vehicle warranties and the cost of preparing equipment for trade. Substantially all of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased $250,000 (19.2%) to $1.5 million during the quarter ended June 30, 1998 from $1.3 million for the corresponding period of 1997. As a percentage of revenue, taxes and licenses remained essentially unchanged at 3.0% of revenue for the three months ended June 30, 1998, compared with 3.1% for the corresponding period of 1997.
__________________________________________
(*) May contain forward looking statements

         Insurance and claims increased $320,000 (35.1%) to $1.2 million during the quarter ended June 30, 1998 from $911,000 for the corresponding period of 1997. As a percentage of revenue, insurance and claims increased to 2.5% of revenue for the three months ended June 30, 1998, from 2.2% for the corresponding period of 1997 because of an increase in the number of accidents experienced by the Company during the quarter.

         Communications and utilities increased $400,000 (58.9%) to $1.1 million during the quarter ended June 30, 1998 from $679,000 for the corresponding period of 1997. As a percentage of revenue, communications and utilities increased to 2.2% of revenue for the three months ended June 30, 1998, from 1.6% for the corresponding period of 1997, primarily as a result of an access fee charged to the Company by the owners of pay telephones based on phone calls to toll free numbers. In addition, the fixed costs of utilities for the Company's terminals and costs associated with the usage of the Company's satellite tracking system did not remain proportionate with the decreased revenue per tractor.

         Depreciation and amortization remained essentially constant at $1.3 million during the quarters ended June 30, 1998 and 1997. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.7% of revenue for the three months ended June 30, 1998, from 3.1% for the corresponding period of 1997. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $384,832 on the sale of property and revenue equipment during the 1998 period compared with a $512,244 net gain during the 1997 period.

         Rent increased $2.9 million (63.0%) to $7.5 million during the quarter ended June 30, 1998 from $4.6 million for the corresponding period of 1997. As a percentage of revenue, rent increased to 15.0% of revenue for the three months ended June 30, 1998, from 11.2% for the corresponding period of 1997 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. In addition, the fixed monthly rental payments were not as efficiently spread over lower revenue per tractor. The Company has utilized operating leases in the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 100.2% for the three months ended June 30, 1998, from 92.0% for the corresponding period of 1997.

         The Company realized a gain of $1,896,025 on the sale of its former headquarter facilities to the municipality of Murray City during the three months ended June 30, 1997. This non-recurring transaction increased pretax earnings by 4.6% of revenue during the 1997 period.

         Net interest expense increased $91,000 (35.8%) to $345,000 during the quarter ended June 30, 1998 from $254,000 for the corresponding period of 1997. As a percentage of revenue, net interest expense remained essentially unchanged at 0.7% of revenue for the three months ended June 30, 1998, compared with 0.6% for the corresponding period in 1997.

         The Company's effective combined federal and state income tax rate for the three months ended June 30, 1998 and 1997 was 37.8%.

         As a result of the factors described above, the Company experienced a net loss of $270,368 for the three months ended June 30, 1998, compared with net earnings of $3,059,828 ($1,880,408 excluding the gain on sale of the Company's former headquarters) for the corresponding period of 1997.

Nine months ended June 30, 1998 and 1997

         Operating revenue increased $32.1 million (28.9%) to $143.2 million for the nine months ended June 30, 1998, from $111.1 million for the corresponding period of 1997. The increase in operating revenue was primarily attributable to

__________________________________________
(*) May contain forward looking statements a 35.1% increase in weighted average tractors, to 1,468 in the 1998 period from 1,087 in the 1997 period. This increase was partially offset by a 4.9% decrease in average revenue per tractor per week, to $2,514 in the 1998 period from $2,644 in the 1997 period.

         Salaries, wages, and benefits increased $15.6 million (36.0%) to $58.9 million during the nine months ended June 30, 1998 from $43.3 million in the 1997 period. As a percentage of revenue, salaries, wages, and benefits increased to 41.1% of revenue for the nine months ended June 30, 1998, from 39.0% for the corresponding period of 1997. The change is primarily attributable to two increases in the driver base pay per mile. The Company raised driver base pay two cents per mile effective January 1, 1998 and again on April 15, 1998.

         Fuel and fuel taxes increased $5.0 million (23.1%) to $26.6 million during the nine months ended June 30, 1998 from $21.6 million in the 1997 period. As a percentage of revenue, fuel and fuel taxes decreased to 18.6% of revenue for the nine months ended June 30, 1998, from 19.4% for the corresponding period of 1997, principally as a result of a lower fuel prices during the 1998 period.

         Operating supplies and expenses increased $6.4 million (46.4%) to $20.2 million during the nine months ended June 30, 1998 from $13.8 million in the 1997 period. As a percentage of revenue, operating supplies and expenses increased to 14.1% of revenue for the nine months ended June 30, 1998, from 12.4% for the corresponding period of 1997, primarily as a result of increased costs of accident repairs not covered under vehicle warranties and the cost of preparing equipment for trade. Substantially all of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased $1.1 million (28.9%) to $4.9 million during the nine months ended June 30, 1998 from $3.8 million for the corresponding period of 1997. As a percentage of revenue, taxes and licenses remained essentially constant at 3.4% of revenue for the nine months ended June 30, 1998, and 1997.

         Insurance and claims increased $1.8 million (75.0%) to $4.2 million during the nine months ended June 30, 1998 from $2.4 million for the corresponding period of 1997. As a percentage of revenue, insurance and claims increased to 2.9% of revenue for the nine months ended June 30, 1998, from 2.1% for the corresponding period of 1997, principally as a result of an increase in the number and severity of accidents experienced by the Company during the period. Most of the increase was attributable to the Company's accident experience during the second fiscal quarter.

         Communications and utilities increased $1.1 million (61.1%) to $2.9 million during the six months ended June 30, 1998 from $1.8 million for the corresponding period of 1997. As a percentage of revenue, communications and utilities increased to 2.0% of revenue for the nine months ended June 30, 1998, compared with 1.6% for the corresponding period of 1997, primarily as a result of an access fee charged to the Company by the owners of pay telephones based on phone calls to toll free numbers. In addition, the fixed costs of utilities for the Company's terminals and the cost of usage of the Company's satellite tracking system did not remain proportionate with the decrease in revenue per tractor.

         Depreciation and amortization decreased $400,000 (9.8%) to $3.7 million during the nine months ended June 30, 1998 from $4.1 million for the corresponding period of 1997. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.6% of revenue for the nine months ended June 30, 1998, from 3.7% for the corresponding period of 1997. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $1,707,327 on the sale of property and revenue equipment during the 1998 period compared with a $1,391,427 net gain during the 1997 period.

         Rent increased $8.3 million (67.5%) to $20.6 million during the nine months ended June 30, 1998 from $12.3 million for the corresponding period of 1997. As a percentage of revenue, rent increased to 14.4% of revenue for the nine months ended June 30, 1998, from 11.0% for the corresponding period of 1997 as the Company added new equipment and replaced equipment that had been financed

__________________________________________
(*) May contain forward looking statements under capital lease arrangements with equipment financed under operating leases. In addition, the fixed monthly rental payments were not as efficiently spread over lower revenue per tractor. The Company has utilized operating leases in the most recent nine months because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 99.2% for the nine months ended June 30, 1998, from 92.6% for the corresponding period of 1997.

         The Company realized a gain of $1,896,025 on the sale of its former headquarter facilities to the municipality of Murray City during the nine months ended June 30, 1997. This non-recurring transaction increased pretax earnings by 1.7% of revenue during the 1997 period.

         Net interest expense increased $226,000 (24.1%) to $1.2 million during the nine months ended June 30, 1998 from $938,000 for the corresponding period of 1997. As a percentage of revenue, net interest expense remained essentially constant at 0.8% of revenue for the nine months ended June 30, 1998, and 1997.

         The Company's effective combined federal and state income tax rate for the nine months ended June 30, 1998 and 1997 was 37.8%.

         As a result of the factors described above, net earnings decreased to $16,476 for the nine months ended June 30, 1998, compared with net earnings of $5,679,453 ($4,500,033 excluding the gain on sale of the Company's former headquarters) for the corresponding period of 1997.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, funds provided by its public offerings in November 1995 and February 1997, and cash flow from operations. The Company's primary sources of liquidity currently are cash and cash equivalents, cash flow from operations, and borrowings and leases with financial institutions and equipment manufacturers. Management believes the Company's sources of liquidity are adequate to meet its current and projected needs.(*)

         The Company's primary source of cash flow from operations is net earnings adjusted for depreciation and amortization. The Company's principal uses of cash flow from operations are to service debt or lease payments associated with new revenue equipment and to purchase property and equipment associated with growth in the business. Net cash provided by operating activities was $1.7 million for the nine months ended June 30, 1998. The primary sources of funds were net earnings of $16,500 increased by $3.7 million in depreciation, a $761,000 decrease in accounts receivable and an $850,000 increase in accounts payable. The primary uses of funds were $1.8 million to prepay licensing on revenue equipment, $1.5 million and $91,000 to reduce accrued liabilities and accrued claims payable, respectively, and $109,000 and $80,000 to increase operating supplies and other assets, respectively.

         Net cash provided by investing activities was $2.7 million for the nine months ended June 30, 1998, as the Company purchased $8.4 million of new revenue equipment and a new facility in Atlanta, Georgia. The Company sold property and equipment for $11.1 million. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $77.2 million through fiscal 1999.

         Net cash used in financing activities was $8.4 million in the 1998 period, consisting primarily of $2.9 million of new borrowings for the purchase of the Atlanta facility, a reduction of $1.1 in receivables from the sale of revenue equipment, and payments of $12.4 million of principal under the Company's long-term debt and capitalized lease agreements. In addition, the

__________________________________________
(*) May contain forward looking statements

Company received $31,000 from the exercise of stock options and the issuance of stock to individuals who participate in the Company's stock option plans.

         The Company's borrowings consist of $13.8 million for revenue equipment debt and capitalized leases, and $9.5 million for the Company's new headquarters in Salt Lake City and the Atlanta facility. The Company maintains a $10 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. The Company had no outstanding draws against the line of credit at June 30, 1998.

         In July 1998, the Company announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to 500,000 shares of Class A Common Stock. The purchase may be made in the open market or otherwise from time-to-time between July 1998 and September 1999.
                                                         .
__________________________________________
(*) May contain forward looking statements

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


                                  SIMON TRANSPORTATION SERVICES INC.,
                                  a Nevada corporation

Date:    July 31, 1998            By:      /s/ Alban B. Lang
         ---------------------             -----------------
                                           (Signature)

                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer