Form 10-Q/A
period 1998-06-30
SIMON TRANSPORTATION SERVICES INC
filed 1998-08-04
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q/A

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

                       SIMON TRANSPORTATION SERVICES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                For the Three Months Ended           For the Nine Months Ended
                                                       -----------------------------------------------------------------------------
                                                            June 30, 1998      June 30, 1997      June 30, 1998       June 30, 1997
                                                            -------------      -------------      -------------       -------------

Operating Revenue                                          $   50,054,991    $    41,190,623     $  143,210,822      $  111,121,642
                                                       --------------------------------------------------------- -------------------

Operating Expenses:
         Salaries, wages, and benefits                         21,552,353         16,304,641         58,915,495          43,346,986
         Fuel & fuel taxes                                      9,275,404          7,946,623         26,635,452          21,566,883
         Operating supplies and expenses                        6,656,953          4,919,653         20,237,124          13,753,234
         Taxes and licenses                                     1,516,404          1,263,791          4,872,748           3,752,421
         Insurance and claims                                   1,232,362            911,213          4,152,060           2,371,691
         Communications and utilities                           1,079,165            679,245          2,924,327           1,813,962
         Depreciation and amortization                          1,330,842          1,290,488          3,669,524           4,090,554
         Rent                                                   7,501,373          4,597,370         20,613,548          12,252,776
                                                       --------------------------------------------------------- -------------------
                  Total operating expenses                     50,144,856         37,913,024        142,020,278         102,948,507
                                                       --------------------------------------------------------- -------------------
                  Operating earnings (loss)                       (89,865)         3,277,599          1,190,544           8,173,135
         Gain on sale of real property                                 --          1,896,025                 --           1,896,025
         Net interest expense                                    (344,811)          (254,435)        (1,164,056)           (938,356)
                                                       --------------------------------------------------------- -------------------
Earnings (loss) before income taxes                              (434,676)         4,919,189             26,488           9,130,804
Provision (benefit) for income taxes                             (164,308)         1,859,361             10,012           3,451,351
                                                       ========================================================= ===================
Net earnings (loss)                                        $     (270,368)   $     3,059,828     $       16,476      $    5,679,453
                                                       ========================================================= ===================


Net earnings (loss) per common share
         Basic                                             $        (0.04)   $          0.49     $         0.00      $         1.03
                                                       ========================================================= ===================
         Diluted                                           $        (0.04)   $          0.48     $         0.00      $         1.01
                                                       ========================================================= ===================

Weighted average common shares outstanding
         Basic                                                  6,286,427          6,280,371          6,285,582           5,514,386
                                                       ========================================================= ===================
         Diluted                                                6,286,427          6,406,048          6,285,582           5,640,063
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