Form 10-K
period 1998-09-30
SIMON TRANSPORTATION SERVICES INC
filed 1998-11-13
CIK 1000577

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-K

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 (FEE REQUIRED
           For the Fiscal Year Ended September 30, 1998
                                   OR
[   ]   TRANSITION REPORT PURSUANT TO  SECTION 13  OR  15(d)  OF THE  SECURITIES
           EXCHANGE  ACT OF 1934 (NO FEE REQUIRED).
           For the transition period from _____________ to ______________

                      Commission file number 0-27208

                    SIMON TRANSPORTATION SERVICES INC.
          (Exact name of registrant as specified in its charter)

            Nevada                                       87-0545608
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $24,892,065 as of October 30, 1998 (based upon the $5.50 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of October 30, 1998, the registrant had 5,231,083 shares of Class A Common Stock and 913,751 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1998 annual meeting of stockholders that will be filed no later than November 30, 1998.

                            Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.

                                                                           Document and Location

                                        Part I
Item 1      Business                                                       Pages 3 - 8 herein
Item 2      Properties                                                     Page 9 herein
Item 3      Legal Proceedings                                              Page 9 herein
Item 4      Submission of Matters to a Vote of Security Holders            Page 9 herein

                                        Part II
Item 5      Market for Registrant's Common Equity and
               Related Stockholder Matters                                 Page 10 herein
Item 6      Selected Financial and Operating Data                          Page 11 herein
Item 7      Management's Discussion and Analysis of Financial              Pages 12 - 19 herein
               Condition and Results of Operations
Item 8      Financial Statements and Supplementary Data                    Page 20 herein
Item 9      Changes in and Disagreements with Accountants on               Page 20 herein
               Accounting and Financial Disclosure

                                       Part III
Item 10     Directors and Executive Officers of the Registrant             Pages 2, 3 and 4 of Proxy Statement
Item 11     Executive Compensation                                         Pages 4, 5 and 6 of Proxy Statement
Item 12     Security Ownership of Certain Beneficial Owners and            Page 8 of Proxy Statement
               Management
Item 13     Certain Relationships and Related Transactions                 Page 4 of Proxy Statement

                                        Part IV
Item 14     Exhibits, Financial Statement Schedules and Reports on         Pages 22 - 36 herein
               Form 8-K

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

         Food Industry Focus. Simon Transportation focuses on providing specialized service to sophisticated, high-volume customers in the food industry such as Albertson's, Campbell's Soup, Coca-Cola Foods, ConAgra, Kraft, Nestle, North American Logistics, Pillsbury, and Procter & Gamble. These customers seek nationwide transportation partners that understand the specialized needs of food industry shippers and offer the late-model equipment, experienced personnel, advanced technology, and geographic coverage to provide "continuous movement" of temperature-controlled and dry loads from processing or packaging plants to distribution centers and other destinations. Management believes the food industry is an attractive niche because it is generally less affected by economic cycles and many shippers require time-sensitive and specialized service that justifies a higher rate per mile.

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

_________________________________
(*) "Forward-looking" statements.

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

Customers and Marketing

         The Company's sales and marketing function is led by senior management and other sales professionals based in its Salt Lake City headquarters and near key customers. These sales personnel aggressively market Simon Transportation to food industry shippers as a customer-oriented provider of dependable, on-time service. The Company targets customers that seek financially stable, long-term transportation partners offering dependable equipment, satellite and EDI technologies, and premium service. This customer service philosophy has contributed to continuing demands for added equipment to expand service for existing shippers and establishing core carrier relationships with Albertson's, Campbell's Soup, Coca-Cola Foods, ConAgra, Kraft, Nestle, North American Logistics, Pillsbury, Procter & Gamble, and other major customers. Management intends to continue developing business with existing customers and attempting to add new core carrier relationships. The Company's top 5, 10, and 25 customers accounted for 33%, 47%, and 64% of revenue, respectively, during fiscal 1998, with Nestle (including Nestle's Stouffer's and Friskie's units) accounting for 11% of revenue. No other customer accounted for more than 10% of revenue during the fiscal year.

_________________________________
(*) "Forward-looking" statements.

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

Year 2000 Compliance

         The Company has completed a review of each of its core systems to determine year 2000 (Y2K) compliance. The Company's billing, dispatch, EDI, fueling, payroll, telephone, vehicle maintenance, and yard and equipment inventory systems and all other critical hardware and software systems were designed to be Y2K compliant from inception. The Company is currently reviewing the Y2K compliance status of its facilities and equipment. The Company expects to complete this review and have taken actions toward making each non-core system Y2K compliant by June 1999.

         The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its equipment, and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. The Company utilizes Comdata to transmit payroll funds to its drivers and to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata expects to be fully Y2K compliant by June 1999. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, we cannot and do not guarantee the Y2K compliance of our business partners' systems.

         The Company has incurred internal staff costs necessary to review and further Y2K compliance of its core operating systems. Because the systems were designed to be Y2K compliant since inception, the costs have not had a material effect on the Company's financial position or results of operations. The Company will incur additional internal staff time to complete its compliance review of non-core systems embedded in facilities and equipment. These non-core systems include microcontrollers contained in tractor engines and other components, refrigeration units, and terminal facilities. The costs of such review are not expected to be incremental since they represent the redeployment of existing information technology resources. Because of the relatively young age of its facilities and equipment, the Company does not expect to find non-core systems that need to be replaced to further Y2K compliance.

         The Company anticipates that the risks related to its core and non-core systems will be mitigated by ongoing assessment and correction of the systems. The primary risk to operations is service disruption from third-party providers that supply satellite communication, telephone, fueling and financial services. Any disruption of these critical services would hinder the Company's ability to receive, process and track its freight or communicate with its customers and drivers.

         A failure of the satellite communication system could have a materially adverse effect on the Company's business and results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In the event of EDI failures on the part of our customers, the Company plans to use its telephone and facsimile system to receive load tenders from its customers. The Company would switch to paper invoices for its customers unable to use EDI. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plans minimizes Y2K risks. Management does not foresee significant liability to third parties if the Company's systems are not Y2K compliant.

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

         The truckload industry has experienced a shortage of qualified drivers. Strict DOT enforcement of hours-in-service limitations, mandatory drug and alcohol testing, and other safety measures have shrunk the available pool of drivers and increased the cost of recruiting and retention. The industry-wide driver shortage adversely affected the Company's operations during the 1998 fiscal year resulting in an unusually high number of tractors without drivers. The Company's driver turnover was 93% in fiscal 1998, measuring drivers after they are assigned a tractor.

         At September 30, 1998, Simon Transportation employed approximately 600 non-driver employees and approximately 1,800 drivers. The Company's employees have never been represented by or attempted to organize a union, and management believes it has a good relationship with the Company's employees.

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

         The Company carries primary and excess liability insurance coverage of $50 million, with a $100,000 deductible for personal injury and property damage. The Company's workers' compensation coverage also carries a $100,000 deductible, with no coverage limit. The Company's equipment is insured for fair market value, subject to deductibles of $25,000 for tractors and $10,000 for trailers, and cargo loss is covered to $200,000 with a $10,000 deductible. Effective November 1, 1998, the Company's equipment and cargo loss is insured subject to a "basket deductible" of $250,000 per occurrence. Management believes these coverages are adequate to cover reasonably anticipated claims.

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the temperature-controlled or dry van market. According to the September 1998 issue of Refrigerated Transporter, the five largest temperature-controlled carriers by revenue are Frozen Food Express Industries, C. R. England & Sons, Rocor International, Prime, Inc., and Ameritruck. The combined revenue reported for these five carriers comprises approximately 25% of the estimated $4 billion for-hire, temperature-controlled market. The proprietary fleet portion of the temperature-controlled market has been estimated at an additional $3 billion. The Company's 1998 fiscal year revenue constituted approximately two percent of the total market for temperature-controlled services and approximately four percent of the for-hire market. The Company competes with a number of other trucking companies, as well as private truck fleets used by shippers to transport their own products. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight. There are other trucking companies, including diversified carriers with large temperature-controlled fleets, possessing substantially greater financial resources and operating more equipment than the Company.

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

Item 2.           PROPERTIES

         Simon Transportation operates terminals and driver recruitment offices at five locations. The Company's headquarters and primary terminal is located on fifty-five acres near the intersection of Interstates 15 and 80 in Salt Lake City, Utah. This facility includes a 60,000 square foot office building housing all operations and administrative personnel and maintenance facilities and a driver center covering approximately 97,000 square feet. The Company's additional terminal and driver recruitment facilities include owned locations in Phoenix, Arizona; Fontana, California; and Atlanta, Georgia; and leased locations in Katy, Texas; and Portland, Oregon. The Company leases trailer drop yards at Tulare, California and various customer locations. All terminals have modern fuel facilities with environmental monitoring equipment.

         The Company completed construction of its new headquarters, shop, terminal, and driver center during fiscal year 1998. The available acreage will accommodate future expansion, and the facility has been designed so that additions can be constructed to serve the Company's foreseeable future needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."


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


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended September 30, 1998, no matters were submitted to a vote of security holders.

                                                      PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Class A Common Stock has been traded on the NASDAQ National Market under the NASDAQ symbol SIMN, since November 17, 1995, the date of the Company's initial public offering. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A Common Stock as reported by NASDAQ for the fiscal years ended September 30, 1997 and 1998.

          Period                    High             Low
----------------------------    -------------    -------------
   4th Quarter                    $   17 1/4       $   13 3/4
Calendar Year 1997
   1st Quarter                    $   18 1/8       $   15
   2nd Quarter                    $   20 1/2       $   16 1/2
   3rd Quarter                    $   23 7/8       $   19
   4th Quarter                    $   24 3/4       $   21 3/4
Calendar Year 1998
   1st Quarter                    $   24           $   13 3/8
   2nd Quarter                    $   15 5/8       $    6 3/8
   3rd Quarter                    $    6 7/8       $    4 7/8

         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of October 31, 1998, the Company had 182 stockholders of record of its common stock. However, the Company believes that it has approximately 1,500 beneficial holders of common stock including shares held of record by brokers or dealers for their customers in street names.

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

                                                                   Fiscal Years Ended September 30,
                                                     --------------------------------------------------------------
(In thousands, except per share amounts & operating          1998         1997        1996        1995        1994
 data)                                                       ----         ----        ----        ----        ----
Statement of Earnings Data:
  Operating revenue.................................     $193,507     $155,296    $101,090  $   75,218   $  71,691
                                                     --------------------------------------------------------------
  Operating expenses:
    Salaries, wages, and benefits...................       80,500       60,504      40,015      28,035      25,949
    Fuel and fuel taxes.............................       35,281       30,069      20,359      14,115      14,363
    Operating supplies and expenses.................       26,156       19,289      13,701      10,839       8,978
    Taxes and licenses..............................        6,557        5,197       3,288       2,756       2,558
    Insurance and claims............................        5,217        3,404       2,172       2,003       1,995
    Communications and utilities....................        3,946        2,550       1,680       1,245       1,274
    Depreciation and amortization...................        4,728        5,396       5,920       7,223       6,857
    Rent............................................       28,987       17,143       4,794       2,926       3,435
                                                     --------------------------------------------------------------
      Total operating expenses......................      191,372      143,552      91,929      69,142      65,409
                                                     --------------------------------------------------------------
      Operating earnings............................        2,135       11,744       9,161       6,076       6,282
  Gain on sale of real property.....................           --        1,896          --          --          --
  Interest expense and other, net...................       (1,500)      (1,134)     (2,758)     (3,527)     (3,136)
                                                     --------------------------------------------------------------
  Earnings before provision for income taxes........          635       12,506       6,403       2,549       3,146
  Provision for income taxes1.......................          297        4,727       5,454          --          --
                                                     --------------------------------------------------------------
  Net earnings......................................     $    338     $  7,779    $    949  $    2,549   $   3,146
                                                     ==============================================================
Pro Forma Statement of Earnings Data: 1
  Earnings before provision for income taxes........     $    635     $ 12,506    $  6,403  $    2,549   $   3,146
  Provision for income taxes........................          297        4,727       2,536       1,010       1,246
                                                     --------------------------------------------------------------
  Net earnings......................................     $    338     $  7,779    $  3,867  $    1,539   $   1,900
                                                     ==============================================================
  Diluted net earnings per common share.............     $   0.05     $   1.33    $   0.87  $     0.67   $    0.83
                                                     ==============================================================
  Diluted weighted average shares outstanding.......    6,270,734    5,864,043   4,464,837   2,300,000   2,300,000
Balance Sheet Data (at end of period):
  Net property and equipment........................      $64,618      $71,154     $56,714     $52,200     $49,039
  Total assets......................................       99,526      107,704      78,223      61,437      56,752
  Long-term debt and capitalized
    leases, including current portion...............       21,206       32,791      37,428      47,903      44,525
  Stockholders' equity..............................       59,699       59,849      29,103       9,033       7,443
Operating Data:
  Operating ratio2..................................        98.9%        92.4%       90.9%       91.9%       91.2%
  Average revenue per loaded mile...................        $1.25        $1.25       $1.24       $1.26       $1.23
  Average revenue per total mile....................        $1.11        $1.10       $1.10       $1.11       $1.10
  Average revenue per tractor per week..............       $2,510       $2,627      $2,526      $2,417      $2,489
  Empty miles percentage............................        11.8%        11.9%       11.7%       11.3%       10.7%
  Average length of haul in miles...................        1,026        1,001         984         949         725
  Weighted average tractors during period...........        1,494        1,142         774         598         554
  Tractors at end of period.........................        1,655        1,344         940         623         570
  Trailers at end of period.........................        2,455        1,998       1,430         877         873


     1 The Company was treated as an S Corporation for federal and state income tax purposes from October 1, 1990 to November 16, 1995. As a result, the Company's taxable earnings for such period were taxed for federal and state income tax purposes directly to the Company's then-existing stockholders. The pro forma statement of earnings data give effect to an adjustment for a provision for federal and state income taxes as if the Company had been treated as a C Corporation during such periods. The pro forma statement of earnings data do not give effect to the one-time, non-cash charge of $2,980,115 in recognition of deferred income taxes that resulted from the termination of the Company's S Corporation status. The provision for income taxes for fiscal 1996 includes the one-time, non-cash charge of $2,980,115. Pro forma net earnings per share and pro forma weighted average shares outstanding give effect to the Company's August 1995 reverse stock split and all share issuances and contributions during 1995 as if they had been outstanding for all periods presented. See Notes 1 and 3 to Consolidated Financial Statements.
     2   Operating expenses as a percentage of revenue.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Simon Transportation provides nationwide, predominantly temperature-controlled truckload transportation for numerous major shippers. In recent years, much of the Company's growth has resulted from earning core carrier status with major shippers and meeting the demands of these shippers for additional equipment. The Company has grown to $193.5 million in revenue for its fiscal year ended September 30, 1998, from $71.7 million in revenue for fiscal 1994, a compounded annual growth rate of 28.2%. From fiscal 1994 through fiscal 1997, the Company's pretax earnings grew to $12.5 million from $3.1 million, a compounded annual growth rate of 59.2%. The increase in pretax earnings was attributable primarily to revenue growth, greater equipment productivity, and the reduction in financing costs attributable to public offerings in 1995 and 1997.

         During fiscal 1998, the Company continued its strong revenue growth, with revenue increasing approximately 25%. Pretax earnings decreased substantially, however, as the Company experienced financial and operating difficulties. For much of the year the industry-wide driver shortage contributed to a substantial number of unseated tractors. To address this problem, the Company raised driver wages by a total of four cents per mile. Although management believes the higher wages have made the Company more competitive in attracting and retaining drivers, the combination of unproductive equipment and higher wages adversely affected the Company's profitability. The Company's financial results also were affected by unusually high accident claims and repair expense during the second fiscal quarter. Since May of 1998, the Company has raised its freight rates to partially offset the increased wages, and the insurance and repair expenses have returned to historical levels.(*)

         Going forward, management has deferred deliveries of new tractors to better match the anticipated availability of drivers. This is expected to reduce revenue growth compared with historical levels, but improve profitability compared with fiscal 1998.(*)

         In comparing the Company's historical financial position and results of operations, readers should be aware of changes in financing methods. During fiscal years 1994 and 1995, the Company financed most of its tractors and trailers with debt and capitalized leases. During fiscal years 1996, 1997 and 1998, the Company has financed most of this revenue equipment under operating lease arrangements. Financing equipment with operating leases increases the Company's operating ratio because the implied interest component of the lease payments is reflected as an "above-the-line" operating expense rather than as interest expense. The use of operating leases also affects the presentation of the Statement of Cash Flows. However, the method of financing does not affect net earnings or net cash flows. The Company's operating ratio may fluctuate from time-to-time based upon the method of equipment financing.

         The Company operated as an S corporation from October 1, 1990 to November 16, 1995. As a result, the Company's net taxable earnings were taxed directly to the Company's existing stockholders rather than to the Company. The pro forma statement of earnings data included in the "Selected Financial and Operating Data" set forth the Company's net earnings for such periods as if the Company had been subject to federal and state income taxes at a combined effective rate of 46.8% for fiscal year 1998, 37.8% for fiscal year 1997, and a combined effective rate of 39.6% for fiscal years 1994 through 1996. In addition to the ongoing income tax effect, the termination of the Company's S corporation status resulted in a one-time, non-cash charge of approximately $3.0 million during fiscal year 1996 in recognition of deferred income taxes.

_________________________________
(*) "Forward-looking" statements.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the periods indicated:

                                                                                       Fiscal Years Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                  1998        1997       1996
                                                                                ---------------------------------
Operating revenue..............................................................     100.0%      100.0%     100.0%
Operating expenses:
  Salaries, wages, and benefits................................................      41.6        39.0       39.6
  Fuel and fuel taxes..........................................................      18.2        19.4       20.1
  Operating supplies and expenses..............................................      13.5        12.4       13.6
  Taxes and licenses...........................................................       3.4         3.3        3.3
  Insurance and claims.........................................................       2.7         2.2        2.1
  Communications and utilities.................................................       2.0         1.6        1.6
  Depreciation and amortization................................................       2.4         3.5        5.9
  Rent.........................................................................      15.0        11.0        4.7
                                                                                ---------------------------------
    Total operating expenses                                                         98.9        92.4       90.9
                                                                                ---------------------------------
Operating earnings.............................................................       1.1         7.6        9.1
Gain on sale of real property..................................................        --         1.2         --
Interest expense and other, net................................................      (0.8)       (0.7)      (2.8)
                                                                                ---------------------------------
Earnings before provision for income taxes.....................................       0.3         8.1        6.3
Pro forma provision for income taxes...........................................      (0.1)       (3.1)      (2.5)
                                                                                ---------------------------------
Pro forma net earnings.........................................................       0.2%        5.0%       3.8%
                                                                                =================================


Comparison of fiscal year ended September 30, 1998, with fiscal year ended September 30, 1997.

         Operating revenue increased $38.2 million (24.6%), to $193.5 million during the 1998 fiscal year from $155.3 million during the 1997 fiscal year. The increase in revenue was primarily attributable to a 30.8% increase in the weighted average number of tractors, to 1,494 during the 1998 fiscal year from 1,142 during the 1997 fiscal year. This increase was partially offset by a decrease in the average revenue per tractor per week to $2,510 during the 1998 fiscal year from $2,627 during the 1997 fiscal year due to a substantial number of tractors without drivers throughout most of the year. The Company's average revenue per loaded mile, net of fuel surcharges, remained constant at $1.25 during both the 1998 and 1997 fiscal years.

         Salaries, wages and benefits increased $20.0 million (33.1%), to $80.5 million in the 1998 fiscal year from $60.5 million in the 1997 fiscal year. As a percentage of revenue, salaries, wages, and benefits increased to 41.6% of revenue during the 1998 fiscal year from 39.0% during the 1997 fiscal year. The increase is primarily attributable to driver wage increases. In order to remain competitive, the Company raised driver base pay two cents per mile effective January 1, 1998 and an additional two cents per mile effective April 15, 1998.

         Fuel and fuel taxes increased $5.2 million (17.3%), to $35.3 million in the 1998 fiscal year from $30.1 million in the 1997 fiscal year. As a percentage of revenue, fuel and fuel taxes decreased to 18.2% of revenue during the 1998 fiscal year from 19.4% during the 1997 fiscal year. The decrease resulted principally from lower fuel prices in the 1998 fiscal year and an overall increase in the fuel efficiency of the Company's fleet.

         Operating supplies and expenses increased $6.9 million (35.8%), to $26.2 million in the 1998 fiscal year from $19.3 million in the 1997 fiscal year. As a percentage of revenue, operating supplies and expenses increased to 13.5% of revenue during the 1998 fiscal year, from 12.4% during the 1997 fiscal year. The increase was attributable primarily to costs incurred during the second fiscal quarter for accident repairs, preparing equipment for trade, and completing work on and opening the Atlanta terminal.

         Taxes and licenses increased $1.4 million (26.9%), to $6.6 million in the 1998 fiscal year from $5.2 million in the 1997 fiscal year. As a percentage of revenue, taxes and licenses remained essentially constant at 3.4% of revenue during the 1998 fiscal year compared to 3.3% of revenue during the 1997 fiscal year.

         Insurance and claims increased $1.8 million (52.9%), to $5.2 million in the 1998 fiscal year from $3.4 million in the 1997 fiscal year. As a percentage of revenue, insurance and claims increased to 2.7% of revenue for the 1998 fiscal year compared to 2.2% during the 1997 fiscal year. Most of the increase was attributable to an unusually high number of severe accidents suffered during the second fiscal quarter. Insurance and claims returned to 2.2% of revenue during the fourth quarter.(*)

         Communications and utilities increased $1.3 million (50.0%), to $3.9 million in the 1998 fiscal year from $2.6 million in the 1997 fiscal year. As a percentage of revenue, communications and utilities increased to 2.0% of revenue during the 1998 fiscal year from 1.6% of revenue during the 1997 fiscal year primarily as a result of an access fee charged to the Company by the owners of pay telephones based on calls to toll free numbers. In addition, the fixed costs of utilities for the Company's terminals and costs associated with the usage of the Company's satellite tracking system did not remain proportionate with the decreased revenue per tractor.

         Depreciation and amortization decreased $700,000 (13.0%), to $4.7 million in the 1998 fiscal year from $5.4 million in the 1997 fiscal year. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on sale of equipment) decreased to 2.4% of revenue during the 1998 fiscal year from 3.5% during the 1997 fiscal year primarily because of a decrease in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases. Depreciation and amortization (unadjusted for the net gain on sale of equipment) decreased to 3.6% of revenue ($7.0 million) during the 1998 fiscal year from 4.5% of revenue ($7.0 million) during the 1997 fiscal year. Depreciation was adjusted for a $2.3 million net gain on the sale of revenue equipment during the 1998 fiscal year compared with a $1.6 million net gain during the 1997 fiscal year.

_________________________________
(*) "Forward-looking" statements.

         Rent increased $11.9 million (69.6%), to $29.0 million in the 1998 fiscal year from $17.1 million in the 1997 fiscal year. As a percentage of revenue, rent increased to 15.0% of revenue during the 1998 fiscal year from 11.0% during the 1997 fiscal year as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent year because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of as interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 98.9% during the 1998 fiscal year from 92.4% during the 1997 fiscal year.

         The Company realized a $1.9 million gain on the sale of its former headquarters facilities during the 1997 fiscal year. This non-recurring transaction increased earnings before provision for income taxes by 1.2% of revenue during the 1997 period.

         Interest expense and other, net increased $400,000 (36.4%), to $1.5 million in the 1998 fiscal year from $1.1 million in the 1997 fiscal year. As a percentage of revenue, interest expense and other, net remained essentially constant at 0.8% of revenue during the 1998 fiscal year compared with 0.7% during the 1997 fiscal year.

         The Company's effective combined federal and state income tax rate for the 1998 fiscal year was 46.8% compared to 37.8% for the 1997 fiscal year as a result of adjusting the tax provision for non-deductible expenses in fiscal 1998. These expenses remained essentially constant during both the 1998 and 1997 fiscal years; however, the effect of these items on the tax rate is magnified because of the lower earnings experienced in the 1998 fiscal year.

         As a result of the factors described above, net earnings decreased $7.5 million (96.2%) to $338,000 during the 1998 fiscal year from $7.8 million ($6.6 million excluding the gain on the sale of the Company's former headquarters) during the 1997 fiscal year. As a percentage of revenue, net earnings decreased to 0.2% of revenue in the 1998 fiscal year from 5.0% (4.2% of revenue excluding the gain on the sale of the Company's former headquarters) in the 1997 fiscal year.


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

         Communications and utilities increased $870,000 (51.8%), to $2.6 million in the 1997 fiscal year from $1.7 million in the 1996 fiscal year. As a percentage of revenue, communications and utilities remained essentially unchanged at 1.6% of revenue during the 1997 and 1996 fiscal years.

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

         Rent increased $12.3 million (256.3%), to $17.1 million in the 1997 fiscal year from $4.8 million in the 1996 fiscal year. As a percentage of revenue, rent increased to 11.0% of revenue during the 1997 fiscal year from 4.7% during the 1996 fiscal year as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company utilized operating leases during fiscal year 1997 because of more favorable terms.

         As a result of the foregoing, the Company's operating ratio increased to 92.4% during the 1997 fiscal year from 90.9% during the 1996 fiscal year.

         The Company realized a gain of $1,896,025 on the sale of its former headquarters facilities during the 1997 fiscal year. This non-recurring transaction increased earnings before provision for income taxes by 1.2% of revenue during the period.

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


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently are funds provided by operations and borrowings and leases with financial institutions and equipment manufacturers. During the 1998, 1997 and 1996 fiscal years, the Company financed most of its tractors with operating leases.

         Net cash provided by operating activities was $4.2 million, $7.9 million, and $7.0 million, for the fiscal years ended September 30, 1998, 1997, and 1996, respectively. The Company's principal use of cash from operations is to service debt and capitalized leases incurred to purchase new revenue equipment and internally finance accounts receivable associated with growth in the business. Accounts receivable increased $627,000, $6,362,000, and $5,930,000, for the fiscal years ended September 30, 1998, 1997, and 1996, respectively. The average age of the Company's accounts receivable was 35, 41, and 39 days for the fiscal years ended September 30, 1998, 1997, and 1996, respectively.

         Net cash provided by (used in) investing activities was $1.8 million, ($19.0 million), and ($4.6 million), for the fiscal years ended September 30, 1998, 1997, and 1996, respectively, and consisted of net purchases of property and equipment. The Company expects capital expenditures (primarily for revenue equipment, and satellite communications units), net of revenue equipment trade-ins, to be approximately $61.0 million in aggregate for fiscal years 1999 and 2000. The Company's projected capital expenditures will be funded mostly with operating leases, borrowings and cash flows from operations.(*)

         Net cash (used in) provided by financing activities was ($11.0 million), $18.3 million, and $2.9 million, for the fiscal years ended September 30, 1998, 1997, and 1996, respectively. Primary sources of cash were approximately $23.0 million in net proceeds from the Company's February 1997 secondary public offering, and $19.7 million in net proceeds from the Company's November 1995 initial public offering. Primary uses of cash were net payments on borrowings of $11.6 million, $4.6 million, and $12.0 million of principal under the Company's long-term debt and capitalized lease agreements and net payments of $0, $0, and $4.3 million, under the Company's line of credit for the fiscal years ended September 30, 1998, 1997, and 1996, respectively. During the 1998 fiscal year, the Company repurchased 81,100 shares of Common Stock at an average market price of $6.55 per share for a total cash outlay of $530,000. In addition, the Company paid S corporation dividends to its stockholders of $605,000 for the fiscal year ended September 30, 1996.

         The maximum amount committed under the Company's line of credit at September 30, 1998 was $10 million and no borrowings were outstanding. The interest rate on the line of credit is one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time-to-time. At September 30, 1998, the Company had outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $21.2 million, most of which comprised obligations for the purchase of revenue equipment. As of September 30, 1998, the Company's future commitments under noncancelable operating leases amounted to $71.4 million. See Notes 4 and 5 to Consolidated Financial Statements.

         The Company's working capital at September 30, 1998, 1997, and 1996 was $15.6 million, $15.9 million and $6.7 million, respectively. Management believes that available borrowings under the line of credit, future borrowings under installment notes payable or lease arrangements for revenue equipment, and cash flow generated from operations, will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 1999.(*)

_________________________________
(*) "Forward-looking" statements.

Inflation

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

Year 2000 Compliance

         The Company has completed a review of each of its core systems to determine year 2000 (Y2K) compliance. The Company's billing, dispatch, EDI, fueling, payroll, telephone, vehicle maintenance, and yard and equipment inventory systems and all other critical hardware and software systems were designed to be Y2K compliant from inception. The Company is currently reviewing the Y2K compliance status of its facilities and equipment. The Company expects to complete this review and have taken actions toward making each non-core system Y2K compliant by June 1999.

         The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its equipment, and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. The Company utilizes Comdata to transmit payroll funds to its drivers and to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata expects to be fully Y2K compliant by June 1999. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, we cannot and do not guarantee the Y2K compliance of our business partners' systems.

         The Company has incurred internal staff costs necessary to review and further Y2K compliance of its core operating systems. Because the systems were designed to be Y2K compliant since inception, the costs have not had a material effect on the Company's financial position or results of operations. The Company will incur additional internal staff time to complete its compliance review of non-core systems embedded in facilities and equipment. These non-core systems include microcontrollers contained in tractor engines and other components, refrigeration units, and terminal facilities. The costs of such review are not expected to be incremental since they represent the redeployment of existing information technology resources. Because of the relatively young age of its facilities and equipment, the Company does not expect to find non-core systems that need to be replaced to further Y2K compliance.

         The Company anticipates that the risks related to its core and non-core systems will be mitigated by ongoing assessment and correction of the systems. The primary risk to operations is service disruption from third-party providers that supply satellite communication, telephone, fueling and financial services. Any disruption of these critical services would hinder the Company's ability to receive, process and track its freight or communicate with its customers and drivers.

         A failure of the satellite communication system could have a materially adverse effect on the Company's business and results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In the event of EDI failures on the part of our customers, the Company plans to use its telephone and facsimile system to receive load tenders from its customers. The Company would switch to paper invoices for its customers unable to use EDI. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plans minimizes Y2K risks. Management does not foresee significant liability to third parties if the Company's systems are not Y2K compliant.

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

Item 8. .         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, and stockholders' equity, and notes related thereto, are included at pages 24 to 36 of this report. The supplementary quarterly financial data follow:

Quarterly Financial Data:

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1998              1998               1998              1998
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                               $50,296          $50,055             $46,149         $ 47,006
Operating earnings (loss)                                 945              (90)             (2,105)           3,386
Earnings (loss) before income taxes                       608             (435)             (2,536)           2,997
Provision (benefit) for income taxes                      286             (165)               (959)           1,132
Net earnings (loss)                                       322             (270)             (1,577)           1,864
Diluted net earnings (loss) per share                 $  0.05          $ (0.04)            $ (0.25)        $   0.29

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1997              1997               1997              1997
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                               $44,175          $41,191             $35,765         $ 34,166
Operating earnings                                      3,571            3,278               2,462            2,433
Earnings before income taxes                            3,375            4,919               2,225            1,987
Provision for income taxes                              1,276            1,859                 841              751
Net earnings                                            2,099            3,060               1,384            1,236
Diluted net earnings per share                        $  0.33          $  0.48             $  0.25         $   0.26


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to September 30, 1998, involving a change of accountants or disagreements on accounting and financial disclosure.



                                 PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3, and 6 of Registrant's Proxy Statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

         The information respecting executive compensation set forth under the caption "Executive Compensation" on pages 4, 5 and 6 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.


Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on page 8 of the Proxy Statement is incorporated herein by reference.


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" on pages 3 and 4 of the Proxy Statement is incorporated herein by reference.


                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.
The Company's audited financial statements are set forth at the following pages of this report:

                                                                          Page
Consolidated Statement of Earnings.......................................  24
Consolidated Statement of Financial Position.............................  25
Consolidated Statement of Stockholders' Equity...........................  26
Consolidated Statement of Cash Flows.....................................  27
Notes to Consolidated Financial Statements...............................  28
Report of Independent Public Accountants.................................  37

         2.  Financial Statement Schedules.
Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K
There were no reports on Form 8-K filed during the fourth quarter ended September 30, 1998.

(c)......Exhibits

NumberDescription 1 + Form of Underwriting Agreement.
3.1 + Articles of Incorporation.
3.2 + Bylaws.
4.1 + Articles of Incorporation.
4.2 + Bylaws.
10.2+ Outside Director Stock Option Plan.
10.3+ Incentive Stock Plan.
10.4+ 401(k) Plan.
10.1# Loan  Agreement  (Line of Credit)  dated  April 29,  1996  (replaced  loan agreement dated December 1, 1995) between U.S. Bank of Utah and Simon Transportation Services Inc.
10.1# Loan Agreement (Headquarter's Loan) dated May 23, 1996  between  U.S. Bank of Utah and Dick Simon Trucking, Inc.
 21 + List of subsidiaries.
 23   Consent of Arthur Andersen LLP, independent public accountants.
 27   Financial Data Schedule



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



Date:  November 12, 1998       By:    /s/ Alban B. Lang
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

Signature                                  Position                                          Date
---------                                  --------                                          ----
/s/ Richard D. Simon                       Chairman of the Board, President, and Chief       November 12, 1998
--------------------------------------     Executive Officer (principal executive officer)
Richard D. Simon

/s/ Alban B. Lang                          Treasurer and Chief Financial Officer             November 12, 1998
--------------------------------------     (principal financial and accounting officer);
Alban B. Lang                              Director

/s/ Kelle A. Simon                         Vice President of Maintenance;  Director          November 12, 1998
--------------------------------------
Kelle A. Simon

/s/ A. Lyn Simon                           Vice President of Sales and Operations; Director  November 12, 1998
--------------------------------------
A. Lyn Simon

/s/ Richard D. Simon, Jr.                  Vice President of Driver Relations; Director      November 12, 1998
--------------------------------------
Richard D. Simon, Jr.

/s/ Sherry L. Bokovoy                      Assistant Secretary/Treasurer; Director           November 12, 1998
--------------------------------------
Sherry L. Bokovoy

/s/ Irene Warr                             Director                                          November 12, 1998
--------------------------------------
Irene Warr

/s/ H.J. Frazier                           Director                                          November 12, 1998
--------------------------------------
H.J. Frazier



                                         SIMON TRANSPORTATION SERVICES INC.
                                         CONSOLIDATED STATEMENT OF EARNINGS


                                                                     For the Years Ended September 30,
                                                       ----------------------------------------------------------
                                                                 1998               1997                1996
                                                       ----------------------------------------------------------

Operating Revenue                                            $193,506,902       $155,296,354        $101,089,530
                                                       ----------------------------------------------------------

Operating Expenses:
  Salaries, wages, and benefits                                80,499,985         60,504,236          40,014,702
  Fuel and fuel taxes                                          35,280,815         30,068,552          20,359,375
  Operating supplies and expenses                              26,155,797         19,288,560          13,701,428
  Taxes and licenses                                            6,557,109          5,197,086           3,287,833
  Insurance and claims                                          5,216,804          3,404,550           2,172,308
  Communications and utilities                                  3,945,707          2,550,301           1,679,967
  Depreciation and amortization                                 4,728,477          5,396,198           5,919,494
  Rent                                                         28,987,072         17,142,835           4,793,804
                                                       ----------------------------------------------------------
    Total operating expenses                                  191,371,766        143,552,318          91,928,911
                                                       ----------------------------------------------------------
    Operating earnings                                          2,135,136         11,744,036           9,160,619
Other (Expense) Earnings:
  Gain on sale of real property                                        --          1,896,025                  --
  Interest expense                                             (1,818,100)        (1,761,939)         (2,849,549)
  Other, net                                                      317,644            627,769              92,025
                                                       ----------------------------------------------------------
Earnings before provision for income taxes                        634,680         12,505,891           6,403,095
Provision for income taxes (Note 3)                               296,536          4,727,227           5,454,170
                                                       ----------------------------------------------------------
Net Earnings                                                 $    338,144       $  7,778,664        $    948,925
                                                       ==========================================================
Unaudited Pro Forma Information: (Note 9)
  Earnings before provision for income taxes                 $    634,680       $ 12,505,891        $  6,403,095
  Provision for income taxes                                      296,536          4,727,227           2,535,626
                                                       ==========================================================
  Net earnings                                               $    338,144       $  7,778,664        $  3,867,469
                                                       ==========================================================
  Net earnings per common share
         Basic                                               $       0.05       $       1.36        $       0.88
         Diluted                                             $       0.05       $       1.33        $       0.87
                                                       ==========================================================
  Weighted average common shares outstanding
         Basic                                                  6,270,734          5,707,642           4,417,643
         Diluted                                                6,270,734          5,864,043           4,464,837
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


                                        SIMON TRANSPORTATION SERVICES INC.
                                   CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                       ASSETS
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                        1998             1997
                                                                                  ----------------------------------
Current Assets:
  Cash                                                                               $   7,826,365    $  12,766,001
  Receivables, net of allowance for doubtful accounts
        of $189,000 and $62,000, respectively                                           20,250,931       20,712,286
  Operating supplies                                                                     1,069,095          752,213
  Income taxes receivable                                                                2,593,105               --
  Prepaid expenses and other                                                             2,181,980        1,558,923
  Current deferred income tax asset                                                        762,463          635,027
                                                                                  ----------------------------------
        Total current assets                                                            34,683,939       36,424,450
                                                                                  ----------------------------------
Property and Equipment, at cost:
  Land                                                                                   8,589,422        7,632,711
  Revenue equipment                                                                     47,702,977       59,392,072
  Buildings and improvements                                                            18,350,370       14,321,869
  Office furniture and equipment                                                         8,573,389        5,974,291
                                                                                  ----------------------------------
                                                                                        83,216,158       87,320,943
  Less accumulated depreciation and amortization                                       (18,598,221)     (16,166,473)
                                                                                  ----------------------------------
                                                                                        64,617,937       71,154,470
                                                                                  ----------------------------------
Other Assets                                                                               223,823          125,450
                                                                                  ----------------------------------
                                                                                     $  99,525,699    $ 107,704,370
                                                                                  ==================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                  $   7,627,142    $   6,382,697
  Current portion of capitalized lease obligations                                       2,030,988        5,346,645
  Accounts payable                                                                       5,015,049        3,593,420
  Accrued liabilities                                                                    3,188,405        3,325,279
  Accrued claims payable                                                                 1,260,827        1,259,674
  Income taxes payable                                                                          --          631,776
                                                                                  ----------------------------------
        Total current liabilities                                                       19,122,411       20,539,491
                                                                                  ----------------------------------
Long-Term Debt, net of current portion                                                   9,102,649       14,638,389
                                                                                  ----------------------------------
Capitalized Lease Obligations, net of current portion                                    2,444,856        6,423,385
                                                                                  ----------------------------------
Deferred Income Taxes Payable                                                            9,156,843        6,254,445
                                                                                  ----------------------------------
Commitments (Note 6)

Stockholders' Equity:
  Preferred stock, $.01 par value,  5,000,000 shares authorized,  none issued                   --               --
  Class A  Common  Stock,  $.01  par  value,  20,000,000  shares  authorized,
     5,372,683  and 5,320,313 shares issued, respectively                                   53,727           53,203
  Class B Common Stock, $.01 par value, 5,000,000 shares authorized, 913,751 and
     962,661 shares issued, respectively                                                     9,138            9,627
  Additional paid-in capital                                                            48,277,256       48,233,608
  Treasury stock, 81,100 shares at cost                                                   (531,547)              --
  Retained earnings                                                                     11,890,366       11,552,222
                                                                                  ----------------------------------
        Total stockholders' equity                                                      59,698,940       59,848,660
                                                                                  ----------------------------------
                                                                                     $  99,525,699    $ 107,704,370
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


                                        SIMON TRANSPORTATION SERVICES INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 Class A  Class B   Additional                              Total
                                Common    Common      Paid-in    Treasury    Retained    Stockholders'
                                  Stock    Stock      Capital      Stock     Earnings       Equity
                                ----------------------------------------------------------------------
   Balance, September 30, 1995  $   4,278 $ 18,722  $    735,292 $      --   $ 8,274,286 $  9,032,578

     Distributions to                                                           (605,060)    (605,060)
      stockholders of S
      corporation
     Sale of 2,441,968 shares      24,420             19,696,318                           19,720,738
      of Class A Common Stock
      in initial public
      offering, net of
      issuance costs
     Change in tax status                              4,844,593              (4,844,593)          --
     Sale of 700 shares of              7                  6,293                                6,300
      Class A Common Stock
      upon exercise of stock
      options
     Net earnings                                                                948,925      948,925
                                ----------------------------------------------------------------------
   Balance, September 30, 1996     28,705   18,722    25,282,496        --     3,773,558   29,103,481

     Sale of 1,535,000 shares      24,445   (9,095)   22,903,411                           22,918,761
      of Class A Common Stock
      in secondary public
      offering, net of
      issuance costs
     Sale of 5,306 shares of           53                 47,701                               47,754
      Class A Common Stock
      upon exercise of stock
      options
     Net earnings                                                              7,778,664
                                                                                            7,778,664
                                ----------------------------------------------------------------------
   Balance, September 30, 1997     53,203    9,627    48,233,608        --    11,552,222   59,848,660

     Sale of 48,910 shares of         489     (489)                                                --
      Class B Common Stock by
      major shareholder
     Sale of 3,460 shares of           35                 43,648                               43,683
      Class A Common Stock
      upon exercise of stock
      options
     Purchase of 81,100 shares                                    (531,547)                  (531,547)
      of Class A Common Stock
     Net earnings                                                                338,144      338,144
                                ----------------------------------------------------------------------
   Balance, September 30, 1998  $  53,727 $  9,138  $ 48,277,256 $(531,547)  $11,890,366 $ 59,698,940
                                ======================================================================


                          The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.


                       SIMON TRANSPORTATION SERVICES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the Years Ended September 30,
                                                                       -------------------------------------------------------
                                                                                1998               1997              1996
                                                                       -------------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings                                                           $       338,144       $  7,778,664       $   948,925
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                              4,728,477          5,396,198         5,919,494
    Gain on sale of real property                                                     --         (1,896,025)               --
    Changes in operating assets and liabilities:
      Increase in receivables, net                                              (627,145)        (6,361,812)       (5,930,273)
      (Increase) decrease in operating supplies                                 (316,882)          (324,090)          211,792
      Increase in prepaid expenses and other                                    (623,057)          (256,431)         (885,547)
      Increase in current deferred income tax asset                             (127,436)            (7,144)         (627,883)
      (Increase) decrease in other assets                                        (98,373)           192,195           180,828
      Increase in accounts payable                                             1,421,629          1,901,521           322,648
      (Decrease) increase in accrued liabilities                                (136,874)         1,000,361           489,298
      Increase (decrease) in accrued claims payable                                1,153           (342,670)          305,769
      (Decrease) increase in income taxes payable                             (3,224,881)        (1,560,208)        2,191,984
      Increase in deferred income taxes payable                                2,902,398          2,373,792         3,880,653
                                                                       -------------------------------------------------------
        Net cash provided by operating activities                              4,237,153          7,894,351         7,007,688
                                                                       -------------------------------------------------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                         (12,936,744)       (31,815,000)      (23,149,090)
  Proceeds from the sale of property and equipment                            15,833,300         12,785,576        18,499,863
                                                                       -------------------------------------------------------
        Net cash provided by (used in) investing activities                    2,896,556        (19,029,424)       (4,649,227)
                                                                       -------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                                     2,900,000         15,894,391        19,666,814
  Principal payments on long-term debt                                        (7,191,295)       (13,198,750)      (12,775,333)
  Net payments under line-of-credit agreement                                         --                 --        (4,279,741)
  Principal payments under capitalized lease obligations                      (7,294,186)        (7,332,513)      (18,871,127)
  Net proceeds from issuance of common stock                                      43,683         22,966,515        19,727,037
  Purchase of treasury stock                                                    (531,547)                --                --
  Distributions to S corporation stockholders                                         --                 --          (605,060)
                                                                       -------------------------------------------------------
        Net cash (used in) provided by financing activities                  (12,073,345)        18,329,643         2,862,590
                                                                       -------------------------------------------------------
Net (Decrease) Increase In Cash                                               (4,939,636)         7,194,570         5,221,051
Cash at Beginning of Year                                                     12,766,001          5,571,431           350,380
                                                                       -------------------------------------------------------
Cash at End of Year                                                      $     7,826,365       $ 12,766,001       $ 5,571,431
                                                                       =======================================================
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for interest                               $     1,818,100       $  1,761,939       $ 2,847,583
    Cash paid during the year for income taxes                                   153,461          4,631,593                --
Supplemental Schedule of Noncash Investing and
  Financing Activities:
    Equipment acquired through capitalized lease obligations             $            --       $         --       $ 5,784,405


                          The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.

                         SIMON TRANSPORTATION SERVICES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      DESCRIPTION OF THE COMPANY, ACQUISITIONS, AND RECAPITALIZATION

         Simon Transportation Services Inc. was incorporated in Nevada on August 15, 1995 to acquire all of the outstanding capital stock of Dick Simon Trucking, Inc., a Utah corporation. The accompanying consolidated financial statements present the consolidated financial position and results of operations of Simon Transportation Services Inc. and Dick Simon Trucking, Inc., its wholly owned subsidiary (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

         The Company is a truckload carrier that specializes in premium service, primarily through temperature-controlled transportation predominantly for major shippers in the U.S. food industry.

Recapitalization

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition and Significant Customers

         Freight charges and related direct freight expenses are recognized as revenue and operating expense when freight is delivered at a destination point. One customer accounted for approximately 11, 12, and 18 percent of operating revenue in fiscal years 1998, 1997, and 1996, respectively. At September 30, 1998, the Company had accounts receivable outstanding with this customer totaling $1,485,400. No other customer accounted for more than 10% of revenue during fiscal years 1998, 1997 and 1996.

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

         Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded as an adjustment to depreciation and amortization. Net gains from the disposition of equipment in the amounts of $2,290,074, $1,563,524, and $2,447,765 for fiscal years 1998,
1997, and 1996, respectively, have been included in depreciation and amortization in the accompanying statements of earnings and cash flows.

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

Fair Value of Financial Instruments

         The carrying amounts reported in the accompanying consolidated statements of financial position for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's long-term debt also approximate fair values based on current rates for similar debt.

Insurance Coverage and Accrued Claims Payable

         The Company acts as a self-insurer for auto liability, workers' compensation, tractor physical damage, trailer physical damage, and cargo damage claims up to $100,000, $100,000, $25,000, $10,000 and $10,000, respectively, per single occurrence. Effective November 1, 1998, the Company's equipment and cargo loss is insured subject to a "basket deductible" of $250,000 per occurrence. Liability in excess of these amounts is assumed by the insurance underwriter up to applicable policy limits of $1,000,000 per occurrence. The Company maintains loss prevention programs in an effort to minimize this risk.

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

         The Company had outstanding letters of credit related to insurance coverage totaling $950,000 at September 30, 1998. These letters of credit mature at various times through November 1998 and renew annually unless terminated by either party.

Income Taxes

         The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Earnings Per Common Share

         Basic net earnings per common share (Basic EPS) excludes dilution and is computed by dividing net earnings by the weighted average number of common shares outstanding during the fiscal year. Diluted net earnings per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net earnings per common share. Net earnings per common share amounts and share data have been restated for all periods presented to reflect Basic and Diluted EPS.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for fiscal years 1998, 1997 and 1996:


                                                                     1998            1997           1996
                                                                =============== ==============================
Numerator:
   Pro forma net earnings                                         $    338,144     $ 7,778,664    $ 3,867,469
                                                                =============== ==============================
Denominator:
         Weighted average common shares outstanding                  6,270,734       5,707,642      4,417,643
         Effect of options                                                  --         156,401         47,194
                                                                =============== ==============================
                                                                     6,270,734       5,864,043      4,464,837
                                                                =============== ==============================

Basic EPS                                                         $       0.05     $      1.36    $      0.88
Diluted EPS                                                       $       0.05     $      1.33    $      0.87


         Options to purchase 717,130 shares of common stock at a weighted average exercise price of $18.05 as of September 30, 1998 were not included in the computation of Diluted EPS for fiscal year 1998. The inclusion of the options would have been antidilutive, thereby increasing net earnings per common share.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. Both statements are effective for financial statements issued for periods beginning after December 15, 1997. Accordingly, the Company will adopt SFAS No. 130 and SFAS No. 131 in its fiscal year 1999 consolidated financial statements. Management believes the adoption of SFAS Nos. 130 and 131 will not have a material impact on the consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt SFAS No. 133 in its fiscal year 2000 consolidated financial statements. Management believes the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

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

         The provision for income taxes includes the following components for the years ended September 30, 1998, 1997 and 1996:

                                                                     1998               1997               1996
                                                              -------------------------------------- ------------------
         Current income tax (benefit) provision:
                  Federal                                         $   (2,100,924)     $   1,993,941      $   1,758,933
                  State                                                 (377,502)           366,638            442,467
                                                              -------------------------------------- ------------------
                                                                      (2,478,426)         2,360,579          2,201,400
                                                              -------------------------------------- ------------------

         Deferred income tax provision:
                  Federal                                              2,352,293          2,062,976            254,592
                  State                                                  422,669            303,672             18,063
                  Net deferred tax liability upon
                    termination of S corporation status                       --                 --          2,980,115
                                                              -------------------------------------- ------------------
                                                                       2,774,962          2,366,648          3,252,770
                                                              -------------------------------------- ------------------

         Provision for income taxes                               $      296,536      $   4,727,227      $   5,454,170
                                                              ====================================== ==================

         The following is a reconciliation between the statutory Federal income tax rate of 34 percent and the effective rate which is derived by dividing the provision for income taxes by earnings before provision for income taxes for the years ended September 30, 1998, 1997 and 1996:

                                                                     1998               1997               1996
                                                              -------------------------------------- ------------------
         Computed "expected" provision for income
              taxes at the statutory rate                         $      215,791      $   4,252,003      $   2,177,053
         Increase (decrease) in income taxes
              resulting from:
                  Net deferred tax liability upon
                         termination of S corporation status                  --                 --          2,980,115
                  State income taxes, net of federal income
                      tax benefit                                         24,118            479,466            303,950
                  Other, net                                              56,627             (4,242)            (6,948)
                                                              -------------------------------------- ------------------

         Provision for income taxes                               $      296,536      $   4,727,227      $   5,454,170
                                                              ====================================== ==================


         The significant components of the net deferred income tax assets and liabilities as of September 30, 1998 and 1997 are as follows:

                                                                           1998              1997
                                                                    ------------------ ------------------
         Deferred income tax assets:
              Accrued claims payable                                  $       279,270    $       278,834
              Other reserves and accruals                                     483,193            356,193
                                                                    ------------------ ------------------

         Total deferred income tax assets                                     762,463            635,027

         Deferred income tax liability:
              Difference between book and tax basis
                  of property and equipment                                (9,156,843)        (6,254,445)
                                                                    ------------------ ------------------

         Net deferred income tax liability                            $    (8,394,380)   $    (5,619,418)
                                                                    ================== ==================

(4)      LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 1998 and 1997:

                                                                                     1998               1997
                                                                              --------------------------------------
Notes payable to a bank, interest ranging from 6.24 percent to 7.20 percent,        $  7,281,476       $  9,871,320
       payable in monthly installments through April 2001, secured by revenue equipment
Note payable to a bank, interest at Eurodollar rate (6.63 percent at                   8,410,101          9,722,222
       September 30, 1998), payable in monthly installments through August
       2000, unsecured
Note payable to a bank, interest at LIBOR plus 1.1 percent (6.75 percent at            1,038,214          1,427,544
       September 30, 1998), payable in monthly installments through May 2001, secured by revenue equipment
                                                                              --------------------------------------
                                                                                      16,729,791         21,021,086
         Less current portion                                                         (7,627,142)        (6,382,697)
                                                                              --------------------------------------
                                                                                    $  9,102,649       $ 14,638,389
                                                                              ======================================

         Scheduled principal payments of long-term debt as of September 30, 1998 are as follows:

             Years Ending September 30,                           Amount
------------------------------------------------------      -------------------
                        1999                                     $   7,627,142
                        2000                                         7,384 069
                        2001                                         1,718,580
                                                            -------------------
                                                                 $  16,729,791
                                                            ===================


         The Company's unsecured long-term debt agreement contains various restrictive covenants including maximum debt to tangible net worth and minimum tangible net worth requirements. As of September 30, 1998, the Company was in compliance with all covenants under the loan agreement.

         The Company has an unsecured line of credit for $10,000,000. As of September 30, 1998, the Company had no outstanding draws on this line of credit.

(5)      CAPITALIZED LEASE OBLIGATIONS

         Certain   revenue   equipment   is  leased  under   capitalized   lease
obligations. The following is a summary of assets held under capital lease agreements:

                                                  September 30,
                                  ----------------------------------------------
                                           1998                   1997
                                  ----------------------------------------------

Revenue equipment                       $  9,114,812           $ 20,098,048
Less accumulated amortization             (3,884,564)            (6,276,894)
                                  ----------------------------------------------
                                        $  5,230,248           $ 13,821,154
                                  ==============================================


         The following is a schedule by year of future minimum lease payments under capitalized leases together with the present value of the minimum lease payments at September 30, 1998:

            Years Ending September 30,                       Amount
---------------------------------------------------    --------------------
                       1999                                   $  2,208,242
                       2000                                      1,999,424
                       2001                                        596,850
                                                       --------------------
Total minimum lease payments                                     4,804,516
Less amount representing interest                                 (328,672)
                                                       --------------------
Present value of minimum lease payments                          4,475,844
Less current portion                                            (2,030,988)
                                                       --------------------
                                                              $  2,444,856
                                                       ====================


(6)      COMMITMENTS

Operating Leases

         The Company is committed under noncancelable operating leases involving certain revenue equipment. Rent expense for noncancelable operating leases was $25,343,111, $15,595,123, and $3,997,352 for fiscal years 1998, 1997, and 1996, respectively. Aggregate future lease commitments are $28,364,459, $20,452,949, $13,581,485, $6,811,800, and $1,883,456 for the years ending September 30, 1999,
2000, 2001, 2002, and 2003, respectively.

Orders for Revenue Equipment

         As of September 30, 1998, the Company had placed orders for fiscal years 1999 and 2000 to purchase revenue equipment at an estimated total purchase price of $109.3 million. The revenue equipment is to be delivered during fiscal years 1999 and 2000. Approximately $77.9 million of the new revenue equipment will be used to replace older revenue equipment and the balance represents incremental additions to the Company's fleet. These orders may be canceled by the Company without penalty upon written notification any time prior to 85 days before the revenue equipment's scheduled delivery.

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


(7)      CAPITAL TRANSACTIONS AND STOCK PLANS

Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock from time to time in one or more series without stockholder approval. No shares of preferred stock are presently outstanding. The Board of Directors is authorized, without any further action by the stockholders of the Company, to
(a) divide the preferred stock into series, (b) designate each such series, (c) fix and determine dividend rights, (d) determine the price, terms and conditions on which shares of preferred stock may be redeemed, (e) determine the amount payable to holders of preferred stock in the event of voluntary or involuntary liquidation, (f) determine any sinking fund provisions, and (g) establish any conversion privileges.

Treasury Stock

         The Company's Board of Directors has authorized a stock repurchase program under which management may reacquire up to 500,000 shares of the Company's Class A Common Stock. During fiscal year 1998, the Company repurchased 81,100 shares of Class A Common Stock at an average price of $6.55 per share, for a total cash outlay of $531,547.

Incentive Stock Plan

         On May 31, 1995, the Company's Board of Directors and stockholders approved and adopted the Dick Simon Trucking, Inc. Incentive Stock Plan (the "Plan"). The Plan reserves 1,000,000 shares of Class A Common Stock for issuance thereunder. The Board of Directors or its designated committee administers the Plan and has the discretion to determine the employees and officers who will receive awards, the type of awards (incentive stock options, non-statutory stock options, restricted stock awards, reload options, other stock based awards, and other benefits) to be granted and the term, vesting provisions and exercise prices.

Outside Director Stock Plan

         On August 16, 1995, the Company adopted an Outside Director Stock Plan, under which each director who is not an employee of the Company will receive an annual option to purchase 1,000 shares of the Company's Class A Common Stock at 85% of the market price at the grant date. The Company has reserved 25,000 shares of Class A Common Stock for issuance under the Outside Director Stock Plan.

         The following table summarizes the combined stock option activity for both plans for fiscal years 1996, 1997 and 1998:

                                                                                                   Weighted Average
                                                                          Number of Options    Exercise Price Per Share
                                                                         --------------------- -------------------------

Outstanding at September 30, 1995                                                     230,900                      9.00
         Granted                                                                        3,000                      9.00
         Exercised                                                                       (700)                     9.00
         Forfeited                                                                     (5,500)                     9.00
                                                                         --------------------- -------------------------

Outstanding at September 30, 1996                                                     227,700                      9.00
         Granted                                                                      141,000                     15.97
         Exercised                                                                     (5,306)                     9.00
         Forfeited                                                                    (14,160)                     9.00
                                                                         --------------------- -------------------------

Outstanding at September 30, 1997                                                     349,234                     11.79
         Granted                                                                      386,500                     23.26
         Exercised                                                                     (3,460)                     9.00
         Forfeited                                                                    (15,144)                     9.18
                                                                         --------------------- -------------------------

Outstanding at September 30, 1998                                                     717,130                    $18.05
                                                                         ===================== =========================


         The outstanding options range in exercise price from $9.00 to $23.50, and have a weighted average remaining contractual life of approximately 8.3 years. As of September 30, 1998, approximately 142,970 options are exercisable.

Stock-Based Compensation

         The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net earnings as if the Company had accounted for its stock options granted to employees and directors subsequent to September 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 5.77%, 6.15% and 5.07% in fiscal years 1998, 1997 and 1996, respectively, a dividend yield of 0%, weighted average volatility factors of the expected common stock price of 24.6% for fiscal year 1998 and 25.4% for fiscal years 1997 and 1996, and weighted average expected lives for the stock options of approximately 7.4 years for fiscal year 1998 and 9.7 years for fiscal years 1997 and 1996. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting period of the respective stock options. Under the fair value method of SFAS No. 123, pro forma net (loss) earnings would have been ($170,195), $7,679,248, and $3,859,555, and pro forma diluted net (loss)
earnings per share would have been ($0.03), $1.31, and $0.86 for the fiscal years ended September 30, 1998, 1997, and 1996, respectively.

 (8)     EMPLOYEE BENEFIT PLAN

         The Company has adopted a defined contribution plan, the Dick Simon Trucking, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"). All employees who have completed one year of service and have reached age 21 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, employees are allowed to make contributions of up to 15 percent of their annual compensation; the Company may make matching contributions equal to a discretionary percentage, to be determined by the Company, of the employee's salary reductions. The Company may also make additional discretionary contributions to the 401(k) Plan. All amounts contributed by a participant are fully vested at all times. The participant becomes 20 percent vested in any matching or discretionary contributions after two years of service. This vesting percentage increases to 100 percent after six years of service. During fiscal years 1998, 1997, and 1996, the Company contributed $351,829, $301,078, and $192,389, respectively, to the 401(k) Plan.


(9)      PRO FORMA INFORMATION (UNAUDITED)

Pro Forma Provision for Income Taxes

         Contemporaneously with the November 17, 1995 effective date of the Company's initial public offering, the S corporation stockholders terminated their S corporation election. Accordingly, the pro forma provision for income taxes for fiscal year 1996 has been determined in accordance with SFAS No. 109, assuming the Company had been taxed as a C corporation for federal and state income tax purposes using an effective income tax rate of 39.6 percent. The pro forma provision for income taxes for fiscal year 1996 does not reflect a $2,980,115 one-time, non-cash charge to earnings for deferred taxes the Company recorded upon termination of its S corporation status.


(10)     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1998              1998               1998              1998
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                               $50,296          $50,055             $46,149          $47,006
Operating earnings (loss)                                 945              (90)             (2,105)           3,386
Earnings (loss) before income taxes                       608             (435)             (2,536)           2,997
Provision (benefit) for income taxes                      286             (165)               (959)           1,132
Net earnings (loss)                                       322             (270)             (1,577)           1,864
Diluted net earnings (loss) per share                 $  0.05          $ (0.04)            $ (0.25)         $  0.29

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1997              1997               1997              1997
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                               $44,175          $41,191             $35,765          $34,166
Operating earnings                                      3,571            3,278               2,462            2,433
Earnings before income taxes                            3,375            4,919               2,225            1,987
Provision for income taxes                              1,276            1,859                 841              751
Net earnings                                            2,099            3,060               1,384            1,236
Diluted net earnings per share                        $  0.33          $  0.48             $  0.25          $  0.26


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Simon Transportation Services Inc.:

         We have audited the accompanying consolidated statements of financial position of Simon Transportation Services Inc. (a Nevada corporation) and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simon Transportation Services Inc. and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
October 15, 1998