Form 10-Q
period 1998-12-31
SIMON TRANSPORTATION SERVICES INC
filed 1999-02-12
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 31, 1999).

             Class A Common Stock, $.01 par value: 5,372,683 shares
              Class B Common Stock, $.01 par value: 913,751 shares


Exhibit Index is on Page 11.

                        SIMON TRANSPORTATION SERVICES INC.
                                TABLE OF CONTENTS

                                     PART I

                             FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER

Item 1.      Financial Statements:

             Condensed consolidated statements of financial position
                      as of September 30, 1998 and December 31, 1998           3

             Condensed consolidated statements of earnings for the
                      three months ended December 31, 1998 and 1997            4

             Condensed consolidated statements of cash flows for the
                      three months ended December 31, 1998 and 1997            5

             Notes to condensed consolidated financial statements              6

Item 2.      Management's discussion and analysis of financial
                      condition and results of operations                      7



                                    PART II

                               OTHER INFORMATION



Item 1.      Legal Proceedings                                                10

Item 2.      Changes in Securities                                            10

Item 3.      Defaults Upon Senior Securities                                  10

Item 4.      Submission of Matters to a Vote of Security Holders              10

Item 5.      Other Information                                                11

Item 6.      Exhibits and Reports on Form 8-K                                 11

                             SIMON TRANSPORTATION SERVICES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                         ASSETS

                                                                             December 31, 1998           September 30, 1998
                                                                             -----------------           ------------------
                                                                             (Unaudited)
Current Assets:
         Cash                                                            $           5,215,181        $           7,826,365
         Receivables, net of allowance for doubtful accounts of
         $214,000 and $189,000, respectively                                        24,176,732                   20,250,931
         Operating supplies                                                          1,026,107                    1,069,095
         Prepaid expenses and other                                                  7,006,100                    5,537,548
                                                                       ------------------------     ------------------------
                  Total current assets                                              37,424,120                   34,683,939
                                                                       ------------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                        8,589,422                    8,589,422
         Revenue equipment                                                          44,608,311                   47,702,977
         Buildings and improvements                                                 18,517,693                   18,350,370
         Office furniture and equipment                                              8,669,892                    8,573,389
                                                                       ------------------------     ------------------------
                                                                                    80,385,318                   83,216,158
         Less accumulated depreciation and amortization                            (18,519,015)                 (18,598,221)
                                                                       ------------------------     ------------------------
                                                                                    61,866,303                   64,617,937
                                                                       ------------------------     ------------------------
Other Assets                                                                           467,311                      223,823
                                                                       ========================     ========================
                                                                          $         99,757,734         $         99,525,699
                                                                       ========================     ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                $         12,675,416        $           7,627,142
         Current portion of capitalized lease obligations                              427,709                    2,030,988
         Accounts payable                                                            4,737,146                    5,015,049
         Accrued liabilities                                                         2,647,868                    3,188,405
         Accrued claims payable                                                      1,371,197                    1,260,827
                                                                       ------------------------     ------------------------
                  Total current liabilities                                         21,859,336                   19,122,411
                                                                       ------------------------     ------------------------

Long-Term Debt, net of current portion                                               7,183,799                    9,102,649
                                                                       ------------------------     ------------------------
Capitalized Lease Obligations, net of current portion                                2,335,277                    2,444,856
                                                                       ------------------------     ------------------------
Deferred Income Taxes                                                                9,156,843                    9,156,843
                                                                       ------------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                            --                           --
         Class A common stock, $.01 par value, 20,000,000
         shares authorized, 5,372,683 shares issued                                     53,727                       53,727
         Class B common stock, $.01 par value, 5,000,000
         shares authorized, 913,751 shares issued                                        9,138                        9,138
         Treasury stock, 176,600 and 81,100
                  shares at cost, respectively                                      (1,053,148)                    (531,547)
         Additional paid-in capital                                                 48,277,256                   48,277,256
         Retained earnings                                                          11,935,506                   11,890,366
                                                                       ------------------------     ------------------------
                  Total stockholders' equity                                        59,222,479                   59,698,940
                                                                       ------------------------     ------------------------
                                                                          $         99,757,734         $         99,525,699
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


                          SIMON TRANSPORTATION SERVICES INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                                                                                       For the Three Months Ended
                                                                       -----------------------------------------------------
                                                                             December 31, 1998            December 31, 1997
                                                                             -----------------            -----------------

Operating Revenue                                                        $          52,992,399        $          47,006,493
                                                                       ------------------------     ------------------------

Operating Expenses:
         Salaries, wages, and benefits                                              22,950,944                   18,011,315
         Fuel & fuel taxes                                                           8,935,350                    9,097,054
         Operating supplies and expenses                                             6,777,914                    5,781,677
         Taxes and licenses                                                          2,014,744                    1,809,906
         Insurance and claims                                                        1,356,475                    1,020,727
         Communications and utilities                                                1,043,706                      785,142
         Depreciation and amortization                                               1,138,908                    1,203,154
         Rent                                                                        8,405,100                    5,911,947
                                                                       ------------------------     ------------------------
                  Total operating expenses                                          52,623,141                   43,620,922
                                                                       ------------------------     ------------------------
                  Operating earnings                                                   369,258                    3,385,571
         Net interest expense                                                          296,687                      388,875
                                                                       ------------------------     ------------------------
Earnings before provision for income taxes                                              72,571                    2,996,696
Provision for income taxes                                                              27,431                    1,132,751
                                                                       ========================     ========================
Net earnings                                                             $              45,140        $           1,863,945
                                                                       ========================     ========================

Net earnings per common share:
         Basic                                                           $                0.01        $                0.30
                                                                       ========================     ========================
         Diluted                                                         $                0.01        $                0.29
                                                                       ========================     ========================

Weighted average common shares outstanding:
         Basic                                                                       6,137,530                    6,284,419
                                                                       ========================     ========================
         Diluted                                                                     6,137,530                    6,457,288
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


                       SIMON TRANSPORTATION SERVICES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                         For the Three Months Ended
                                                                                ---------------------------------------------
                                                                                    December 31, 1998      December 31, 1997

Cash Flows From Operating Activities:
     Net earnings                                                                   $          45,140      $       1,863,945
     Adjustments to reconcile net earnings to net cash (used in)
         provided by operating activities
              Depreciation and amortization                                                 1,138,908              1,203,154
              Changes in operating assets and liabilities:
                  (Increase) decrease in receivables, net                                  (3,925,801)             1,143,413
                  Decrease (increase) in operating supplies                                    42,988               (120,692)
                  Increase in prepaid expenses and other                                   (1,468,552)            (2,524,202)
                  Increase in other assets                                                   (243,488)                    --
                  Decrease in accounts payable                                               (277,903)              (347,261)
                  Decrease in accrued liabilities                                            (540,537)               (17,298)
                  Increase (decrease) in accrued claims payable                               110,370                (73,320)
                                                                                ---------------------------------------------
                      Net cash (used in) provided by operating activities                  (5,118,875)             1,127,739
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                      (954,274)            (4,878,584)
     Proceeds from the sale of property and equipment                                       2,567,000              3,933,300
                                                                                ---------------------------------------------
                      Net cash provided by (used in) investing activities                   1,612,726               (945,284)
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                                      --              2,900,000
     Principal payments on long-term debt                                                  (1,870,576)            (1,645,123)
     Borrowings under line-of-credit agreement                                              5,000,000                     --
     Principal payments under capitalized lease obligations                                (1,712,858)            (1,196,911)
     Decrease in receivable from sale of equipment                                                 --                505,500
     Purchase of treasury shares                                                             (521,601)                    --
     Net proceeds from issuance of Class A common stock                                            --                 25,290
                                                                                ---------------------------------------------
                      Net cash provided by financing activities                               894,965                588,756
                                                                                ---------------------------------------------

Net (Decrease) Increase In Cash                                                            (2,611,184)               771,211
Cash at Beginning of Period                                                                 7,826,365             12,766,001
                                                                                ---------------------------------------------

Cash at End of Period                                                                $      5,215,181      $      13,537,212
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                    $        323,924      $         516,368
         Cash paid during the period for income taxes                                          20,661                417,292

Supplemental Schedule of Noncash Investing and Financing Activities:
         Sale of equipment in exchange for receivable paid after
              period end                                                                           --                583,000


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

                  The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 1998 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 1998. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's first fiscal quarters of its 1999 and 1998 fiscal years, respectively.


Results of Operations

Three months ended December 31, 1998 and 1997

         Operating revenue increased $6.0 million (12.7%) to $53.0 million for the three months ended December 31, 1998, from $47.0 million for the corresponding period of 1997. The increase in operating revenue was primarily attributable to a 14.1% increase in weighted average tractors, to 1,600 in the 1998 period from 1,402 in the 1997 period. This increase was partially offset by a decrease in average revenue per tractor per week, to $2,574 in the 1998 period from $2,591 in the 1997 period.

         Salaries, wages, and benefits increased $5.0 million (27.4%) to $23.0 million during the quarter ended December 31, 1998 from $18.0 million in the 1997 period. As a percentage of revenue, salaries, wages, and benefits increased to 43.3% of revenue for the three months ended December 31, 1998, from 38.3% for the corresponding period of 1997. The increase was primarily attributable to driver wage increases. In order to remain competitive in its compensation package to drivers, the Company raised driver base pay two cents per mile effective January 1, 1998 and an additional two cents per mile effective April 15, 1998.

         Fuel and fuel taxes decreased $.2 million (1.8%) to $8.9 million during the quarter ended December 31, 1998 from $9.1 million in the 1997 period. As a percentage of revenue, fuel and fuel taxes decreased to 16.9% of revenue for the three months ended December 31, 1998, from 19.4% of revenue for the corresponding period of 1997. The decrease is principally the result of lower fuel prices in the 1998 period as compared with the 1997 period.

         Operating supplies and expenses increased $1.0 million (17.2%) to $6.8 million during the quarter ended December 31, 1998 from $5.8 million in the 1997 period. As a percentage of revenue, operating supplies and expenses increased to 12.8% of revenue for the three months ended December 31, 1998, from 12.3% for the corresponding period of 1997, primarily as a result of increased costs of accident repairs not covered under vehicle warranties and the cost of preparing equipment for trade. Substantially all of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased $.2 million (11.3%) to $2.0 million during the quarter ended December 31, 1998 from $1.8 million for the corresponding period of 1997. As a percentage of revenue, taxes and licenses remained essentially constant at 3.8% of revenue for the three months ended December 31, 1998, compared with 3.9% for the corresponding period of 1997.

         Insurance and claims increased $.4 million (32.9%) to $1.4 million during the quarter ended December 31, 1998 from $1.0 million for the corresponding period of 1997. As a percentage of revenue, insurance and claims increased to 2.6% of revenue for the three months ended December 31, 1998, from 2.2% for the corresponding period of 1997. The increase as a percentage of revenue is primarily attributable to increased premiums associated with the Company's umbrella insurance policy. The Company maintains $50 million in coverage on its umbrella policy.

         Communications and utilities increased $.2 million (32.9%) to $1.0 million during the quarter ended December 31, 1998 from $.8 million for the corresponding period of 1997. As a percentage of revenue, communications and utilities increased to 2.0% of revenue for the three months ended December 31, 1998, compared with 1.7% for the corresponding period of 1997. The increase is primarily a result of an access fee charged to the Company by the owners of pay telephones based on phone calls to toll free numbers.

         Depreciation and amortization decreased $.1 million (5.3%) to $1.1 million during the quarter ended December 31, 1998 from $1.2 million for the corresponding period of 1997. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.1% of revenue for the three months ended December 31, 1998, from 2.6% for the corresponding period of 1997. The decrease was primarily attributable to the continued use of operating leases rather than capital leases to acquire new equipment. The Company realized a net gain on the sale of revenue equipment of $621,566 during the 1998 period compared with a net gain of $687,443 during the 1997 period.

         Rent increased $2.5 million (42.2%) to $8.4 million for the quarter ended December 31, 1998 from $5.9 million for the corresponding period of 1997. As a percentage of revenue, rent increased to 15.9% of revenue for the three months ended December 31, 1998, from 12.6% for the corresponding period of 1997 as the Company replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company continued to utilize operating leases during the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 99.3% for the three months ended December 31, 1998, from 92.8% for the corresponding period of 1997.

         Net interest expense decreased $92,000 (23.7%) to $297,000 for the quarter ended December 31, 1998 from $389,000 for the corresponding period of 1997. As a percentage of revenue, net interest expense decreased to 0.5% of revenue for the three months ended December 31, 1998, from 0.8% for the corresponding period in 1997 as a result of lower average debt and capitalized lease balances in the 1998 period compared with the 1997 period.

         The Company's effective combined federal and state income tax rate for the three months ended December 31, 1998 and 1997 was 37.8%.

         As a result of the factors described above, net earnings decreased $1.9 million (97.6%) to $45,000 for the three months ended December 31, 1998, compared with net earnings of $1.9 million for the corresponding period of 1997. As a percentage of revenue, net earnings decreased to 0.1% of revenue in the quarter ended December 31, 1998 from 4.0% in the 1997 period.


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently are cash and cash equivalents, and borrowings and leases with financial institutions and equipment manufacturers.

         The Company's primary source of cash flow from operations generally is net earnings adjusted for depreciation and deferred income taxes. The Company's principal uses of cash flow from operations are to service debt or lease payments incurred to purchase new revenue equipment and to internally finance accounts receivable associated with growth in the business. Net cash used in operating activities was $5.1 million for the three months ended December 31, 1998. The primary sources of funds were net earnings increased by non-cash adjustments of $1.1 million in depreciation, $43,000 in operating supplies and $110,000 in accrued claims payable. The primary uses of funds were $3.9 million to finance the growth of accounts receivable, $278,000 to reduce accounts payable, $1.5 million to prepay licensing on revenue equipment, $541,000 to reduce accrued liabilities, and $243,000 to pay for other assets.

         Net cash provided by investing activities was $1.6 million for the three months ended December 31, 1998. The Company purchased $1.0 million of new property and revenue equipment and sold revenue equipment for $2.6 million. The Company expects capital expenditures, including the value of revenue equipment and satellite communications units financed with operating leases, net of revenue equipment sales and trade-ins, to be approximately $15.0 million through fiscal 1999.

         Net cash provided by financing activities was $900,000 in the 1998 period, consisting primarily of a $5.0 million borrowing on the Company's line of credit, payments of $3.6 million of principal under the Company's long-term debt and capitalized lease agreements, and $500,000 to repurchase 95,500 shares of the Company's Class A Common Stock. In July 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of Class A Common Stock. The repurchases may be made in the open market or otherwise from time-to-time through September 1999. To date, the Company has repurchased 176,600 shares of Common Stock at an average market price of $5.96 per share for a total cash outlay of $1,053,000.

         The Company's borrowings consist of $21.1 million for revenue equipment debt and capitalized leases, and $11.7 million for the Company's headquarters in Salt Lake City and the new terminal in Atlanta. The Company maintains a $10 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate in effect from time to time. The Company had outstanding borrowings of $5 million against the line of credit at December 31, 1998.

         Management believes that available borrowings under the line of credit, and future borrowings under installment notes payable or lease arrangements for revenue equipment will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 1999.

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

PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings.

                  The Company and certain of its officers and directors have been named as defendants in a securities class action filed in the United States District Court for the District of Utah, Caprin v. Simon Transportation Services, Inc., et al., No. 2:98CV 863K (filed December 3, 1998). Plaintiffs in this action allege that defendants made material misrepresentations and omissions during the period February 13, 1997 through April 2, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend this action.

Item 2.           Changes in Securities.

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The 1998 Annual Meeting of Stockholders of Simon Transportation Services Inc. was held December 18, 1998, at the corporate headquarters located at 5175 West 2100 South, West Valley City, Utah. Richard D. Simon, Chairman, President, and Chief Executive Officer, presided.

                  The holders of 4,585,402 shares (representing 5,382,683 votes), which is approximately 85% of the total votes outstanding as of the record date, were represented at the annual meeting in person or by proxy. The three candidates for election as directors were elected to serve the terms specified in the proxy statement. The proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the 1999 fiscal year was approved. The tabulation of votes is listed in the table below.


                  SUMMARY OF MATTERS VOTED UPON BY STOCKHOLDERS

                                                                              Number of Shares
                                                          For         Against          Abstain        Non-Vote
Election of Directors:
         Alban B. Lang                              4,327,812               0          257,590               0
         Lyn Simon                                  4,327,820               0          257,582               0
         Richard D. Simon, Jr.                      4,327,412               0          257,990               0

Other Matters:                                            For         Against          Abstain        Non-Vote
         Ratification of selection of               4,515,790          59,335           10,277               0
         Arthur Andersen LLP as independent
         public accountants


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


                                             SIMON TRANSPORTATION SERVICES INC.,
                                             a    Nevada corporation

Date:    February 12, 1999                   By:    /s/ Alban B. Lang
         ---------------------------                -----------------
                                                   (Signature)
                                                   Alban B. Lang
                                                   Treasurer,  Chief   Operating
                                                   Officer and  Chief  Financial
                                                   Officer