Form 10-Q
period 1999-03-31
SIMON TRANSPORTATION SERVICES INC
filed 1999-05-14
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1999).

             Class A Common Stock, $.01 par value: 5,372,683 shares
              Class B Common Stock, $.01 par value: 913,751 shares

                                                     Exhibit Index is on Page 13

                                    SIMON TRANSPORTATION SERVICES INC.
                                            TABLE OF CONTENTS

                                                  PART I

                                          FINANCIAL INFORMATION


                                                                                                       PAGE
                                                                                                      NUMBER

Item 1.      Financial Statements:

             Condensed consolidated statements of financial position as of
                      March 31, 1999 and September 30, 1998                                               3

             Condensed consolidated statements of operations for the three
                      and six months ended March 31, 1999 and 1998                                        4

             Condensed consolidated statements of cash flows for the six months
                      ended March 31, 1999 and 1998                                                       5

             Notes to condensed consolidated financial statements                                         6

Item 2.      Management's discussion and analysis of financial condition
                      and results of operations                                                           7



                                                 PART II

                                            OTHER INFORMATION



Item 1.      Legal Proceedings                                                                           13

Item 2.      Changes in Securities                                                                       13

Item 3.      Defaults Upon Senior Securities                                                             13

Item 4.      Submission of Matters to a Vote of Security Holders                                         13

Item 5.      Other Information                                                                           13

Item 6.      Exhibits and Reports on Form 8-K                                                            14


                            SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                          ASSETS


                                                                                March 31, 1999           September 30, 1998
                                                                                --------------           ------------------
                                                                                  (Unaudited)
Current Assets:
         Cash                                                                   $    8,017,727             $      7,826,365
         Receivables, net of allowance for doubtful accounts of
         $235,000 and $189,000, respectively                                        22,913,083                   20,250,931
         Operating supplies                                                            920,968                    1,069,095
         Prepaid expenses and other                                                  7,204,350                    5,537,548
                                                                                ---------------            ----------------
                  Total current assets                                              39,056,128                   34,683,939
                                                                                ---------------            -----------------

Property and Equipment, at cost:
         Land                                                                        8,387,972                    8,589,422
         Revenue equipment                                                          44,066,945                   47,702,977
         Buildings and improvements                                                 18,305,474                   18,350,370
         Office furniture and equipment                                              8,756,118                    8,573,389
                                                                                ---------------            -----------------
                                                                                    79,516,509                   83,216,158
         Less accumulated depreciation and amortization                            (19,866,480)                 (18,598,221)
                                                                                ---------------            -----------------
                                                                                    59,650,029                   64,617,937
                                                                                ---------------            -----------------
Other Assets                                                                           328,770                      223,823
                                                                                ===============            =================
                                                                                $   99,034,927             $     99,525,699
                                                                                ===============            =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                      $   14,424,523             $      7,627,142
         Current portion of capitalized lease obligations                              434,800                    2,030,988
         Accounts payable                                                            5,398,853                    5,015,049
         Accrued liabilities                                                         3,065,756                    3,188,404
         Accrued claims payable                                                      1,781,502                    1,260,827
                                                                                ---------------            -----------------
                  Total current liabilities                                         25,105,434                   19,122,410
                                                                                ---------------            -----------------

Long-Term Debt, net of current portion                                               5,252,700                    9,102,649
                                                                                ---------------            -----------------
Capitalized Lease Obligations, net of current portion                                2,223,882                    2,444,856
                                                                                ---------------            -----------------
Deferred Income Taxes                                                                9,156,843                    9,156,843
                                                                                ---------------            -----------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
                  authorized, none issued                                                   --                           --
         Class A common stock, $.01 par value, 20,000,000 shares
                  authorized, 5,372,683 shares issued                                   53,727                       53,727
         Class B common stock, $.01 par value, 5,000,000 shares
                  authorized, 913,751 shares issued                                      9,138                        9,138
         Treasury stock, 176,600 and 81,100
                  shares at cost, respectively                                      (1,053,147)                    (531,547)
         Additional paid-in capital                                                 48,277,256                   48,277,256
         Retained earnings                                                          10,009,094                   11,890,367
                                                                                ---------------            -----------------
                  Total stockholders' equity                                        57,296,068                   59,698,941
                                                                                ---------------            -----------------
                                                                                $   99,034,927             $     99,525,699
                                                                               ===============            =================

     See accompanying notes to condensed consolidated financial statements

                       SIMON TRANSPORTATION SERVICES INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                For the Three Months Ended              For the Six Months Ended
                                                           -------------------------------------------------------------------------
                                                             March 31, 1999     March 31, 1998     March 31, 1999    March 31, 1998
                                                             --------------     --------------     --------------    --------------

Operating Revenue                                            $    49,271,237    $    46,149,338    $ 102,263,636      $   93,155,831
                                                          --------------------------------------------------------------------------

Operating Expenses:
         Salaries, wages, and benefits                            21,784,521         19,351,827       44,735,465          37,363,142
         Fuel and fuel taxes                                       8,367,331          8,262,994       17,302,681          17,360,048
         Operating supplies and expenses                           7,409,815          7,798,494       14,187,729          13,580,171
         Taxes and licenses                                        1,901,218          1,546,438        3,915,962           3,356,344
         Insurance and claims                                      1,760,834          1,898,971        3,117,309           2,919,698
         Communications and utilities                              1,106,483          1,060,020        2,150,189           1,845,162
         Depreciation and amortization                               940,142          1,135,528        2,079,050           2,338,682
         Rent                                                      8,716,670          7,200,228       17,121,770          13,112,175
                                                          --------------------------------------------------------------------------
                  Total operating expenses                        51,987,014         48,254,500      104,610,155          91,875,422
                                                          --------------------------------------------------------------------------
                  Operating earnings (loss)                       (2,715,777)        (2,105,162)      (2,346,519)          1,280,409
Net interest expense                                                 381,347            430,370          678,034             819,245
                                                          --------------------------------------------------------------------------
Earnings (loss) before provision for income taxes                 (3,097,124)        (2,535,532)      (3,024,553)            461,164
Provision (benefit) for income taxes                              (1,170,713)          (958,431)      (1,143,281)            174,320
                                                          ==========================================================================
Net earnings (loss)                                          $    (1,926,411)   $    (1,577,101)   $  (1,881,272)     $      286,844
                                                          ==========================================================================

Net earnings (loss) per common share:
         Basic                                               $        (0.32)    $        (0.25)    $       (0.31)     $         0.05
                                                          ==========================================================================
         Diluted                                             $        (0.32)    $        (0.25)    $       (0.31)     $         0.04
                                                          ==========================================================================

Weighted average common shares outstanding:
         Basic                                                     6,109,834          6,286,202         6,123,834          6,285,301
                                                          ==========================================================================
         Diluted                                                   6,109,834          6,286,202         6,123,834          6,437,440
                                                          ==========================================================================

     See accompanying notes to condensed consolidated financial statements

                            SIMON TRANSPORTATION SERVICES INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                           For the Six Months Ended
                                                                                ---------------------------------------------
                                                                                      March 31, 1999          March 31, 1998
                                                                                     ----------------        ----------------
Cash Flows From Operating Activities:
     Net earnings                                                                    $     (1,881,272)       $       286,844
     Adjustments to  reconcile  net  earnings to net cash (used in)  provided by operating activities:
              Depreciation and amortization                                                 2,079,051              2,338,682
              Changes in operating assets and liabilities:
                  (Increase) decrease in receivables, net                                  (2,662,152)             1,363,947
                  Decrease (increase) in operating supplies                                   148,127               (171,204)
                  Increase in prepaid expenses and other                                   (1,666,802)            (2,069,695)
                  Increase in other assets                                                   (104,947)               (80,320)
                  Increase in accounts payable                                                383,804                672,030
                  Decrease in accrued liabilities                                            (122,648)            (1,880,215)
                  Increase in accrued claims payable                                          520,675                304,657
                                                                                ---------------------------------------------
                      Net cash (used in) provided by operating activities                  (3,306,164)               764,726
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (2,967,289)            (6,797,880)
     Proceeds from the sale of property and equipment                                       5,856,145              8,786,800
                                                                                ---------------------------------------------
                      Net cash provided by investing activities                             2,888,856              1,988,920
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                                      --              2,900,000
     Principal payments on long-term debt                                                  (3,752,568)            (3,483,119)
     Borrowings under line-of-credit agreement                                              6,700,000                     --
     Principal payments under capitalized lease obligations                                (1,817,162)            (5,303,204)
     Decrease in receivable from sale of equipment                                                 --                478,500
     Purchase of treasury stock                                                              (521,600)                    --
     Net proceeds from issuance of Class A common stock                                            --                 32,220
                                                                                ---------------------------------------------
                      Net cash provided by (used in) financing activities                     608,670             (5,375,603)
                                                                                ---------------------------------------------

Net Increase (Decrease) In Cash                                                               191,362             (2,621,957)
Cash at Beginning of Period                                                                 7,826,365             12,766,001
                                                                                ---------------------------------------------

Cash at End of Period                                                                $      8,017,727        $    10,144,044
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                    $        728,481        $     1,006,188
         Cash paid during the period for income taxes                                          29,467                667,137

Supplemental Schedule of Noncash Investing and Financing Activities:
         Sale of equipment in exchange for receivable paid after
              period end                                                             $             --        $       610,000




     See accompanying notes to condensed consolidated financial statements

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

Note 2:           Net Loss Per Common Share

                  Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

                  Options to purchase 1,048,900 and 726,824 shares of common stock at weighted average exercise prices of $13.97 and $17.87 per share as of March 31, 1999 and 1998, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been antidilutive, thereby decreasing net loss per common share.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal periods discussed in this report represent the Company's second fiscal quarters and first six months of its 1999 and 1998 fiscal years, respectively.

Results of Operations

Three months ended March 31, 1999 and 1998

         Operating revenue increased $3.1 million (6.8%) to $49.2 million for the three months ended March 31, 1999, from $46.1 million for the corresponding period of 1998. The increase in operating revenue was primarily attributable to a 10.0% increase in weighted average tractors, to 1,595 in the 1999 period from 1,450 in the corresponding 1998 period. This increase was partially offset by a decrease in average revenue per tractor per week, to $2,390 in the 1999 period from $2,450 in the 1998 period.

         Salaries, wages, and benefits increased $2.4 million (12.6%) to $21.8 million during the quarter ended March 31, 1999 from $19.4 million in the 1998 period. As a percentage of revenue, salaries, wages, and benefits increased to 44.2% of revenue for the three months ended March 31, 1999, from 41.9% for the corresponding period of 1998. The change is primarily attributable to a driver wage increase and the cost of employer provided benefits tied to the gross wages paid to employees. In order to remain competitive in its compensation package to drivers, the Company raised driver base pay two cents per mile effective April 15, 1998.

         Fuel and fuel taxes increased $.1 million (1.3%) to $8.4 million during the quarter ended March 31, 1999 from $8.3 million in the 1998 period. As a percentage of revenue, fuel and fuel taxes decreased to 17.0% of revenue for the three months ended March 31, 1999, from 17.95% for the corresponding period of 1998, principally as a result of lower fuel prices.

         Operating supplies and expenses decreased $.4 million (5.0%) to $7.4 million during the quarter ended March 31, 1999 from $7.8 million in the 1998 period. As a percentage of revenue, operating supplies and expenses decreased to 15.0% of revenue for the three months ended March 31, 1999, from 16.9% for the corresponding period of 1998, primarily as a result of decreased costs of repairs not covered under vehicle warranties and the decreased cost of preparing equipment for trade. During the 1998 period, the Company accelerated the disposition of its remaining 48-foot trailers to take advantage of an opportunity to acquire 53-foot trailers and standardize its fleet with all 53-foot trailers.

         Taxes and licenses increased $.4 million (22.9%) to $1.9 million during the quarter ended March 31, 1999 from $1.5 million for the corresponding period of 1998. As a percentage of revenue, taxes and licenses increased to 3.9% of revenue for the three months ended March 31, 1999 from 3.4% for the corresponding period of 1998. Since taxes and licenses are a relatively fixed cost, the increase as a percentage of revenue is consistent with the corresponding decrease in average revenue per tractor per week for the quarter ended March 31, 1999 compared with the corresponding period of 1998. In addition, the Company accrued additional property taxes in the 1999 period associated with the Salt Lake and Atlanta terminals.

         Insurance and claims decreased $.1 million (7.3%) to $1.8 million during the quarter ended March 31, 1999 from $1.9 million for the corresponding period of 1998. As a percentage of revenue, insurance and claims decreased to 3.6% of revenue for the three months ended March 31, 1999, from 4.1% for the

-----------------

(*) May contain "forward-looking" statements.

corresponding period of 1998 because of a decrease in the number and severity of accidents experienced by the Company during the quarter.

         Communications and utilities remained essentially constant at $1.1 million during each period. As a percentage of revenue, communications and utilities were 2.2% of revenue for the three months ended March 31, 1999, compared with 2.3% of revenue for the corresponding period of 1998.

         Depreciation and amortization decreased $.2 million (17.2%) to $.9 million during the quarter ended March 31, 1999 from $1.1 million for the corresponding period of 1998. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 1.9% of revenue for the three months ended March 31, 1999, from 2.5% for the corresponding period of 1998. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $626,083 on the sale of property and revenue equipment during the 1999 period compared with a $635,023 net gain during the 1998 period.

         Rent increased $1.5 million (21.1%) to $8.7 million during the quarter ended March 31, 1999 from $7.2 million for the corresponding period of 1998. As a percentage of revenue, rent increased to 17.7% of revenue for the three months ended March 31, 1999, from 15.6% for the corresponding period of 1998 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. In addition, as a result of the decrease in average revenue per tractor per week, the fixed monthly rental payments resulted in higher rent as a percentage of revenue. The Company has utilized operating leases in the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.(*)

         As a result of the foregoing, the Company's operating ratio increased to 105.5% for the three months ended March 31, 1999, from 104.6% for the corresponding period of 1998.

         Net interest expense decreased $49,000 (11.4%) to $381,000 during the quarter ended March 31, 1999 from $430,000 for the corresponding period of 1998. As a percentage of revenue, net interest expense decreased to 0.8% of revenue for the three months ended March 31, 1999, from 0.9% for the corresponding period in 1998 as a result of lower average debt and capitalized lease balances in the 1999 period compared with the 1998 period.

         The Company's effective combined federal and state income tax rate for the three months ended March 31, 1999 and 1998 was 37.8%.

         As a result of the factors described above, the Company experienced a net loss of $1,926,411 for the three months ended March 31, 1999, compared with a net loss of $1,577,101 for the corresponding period of 1998.

Six months ended March 31, 1999 and 1998

         Operating revenue increased $9.1 million (9.8%) to $102.3 million for the six months ended March 31, 1999, from $93.2 million for the corresponding period of 1998. The increase in operating revenue was primarily attributable to a 12.0% increase in weighted average tractors, to 1,597 in the 1999 period from 1,426 in the corresponding 1998 period. This increase was partially offset by a decrease in average revenue per tractor per week, to $2,482 in the 1999 period from $2,519 in the 1998 period.

         Salaries, wages, and benefits increased $7.3 million (19.7%) to $44.7 million during the six months ended March 31, 1999 from $37.4 million in the 1998 period. As a percentage of revenue, salaries, wages, and benefits increased to 43.7% of revenue for the six months ended March 31, 1999, from 40.1% for the

-----------------

(*) May contain "forward-looking" statements.

corresponding period of 1998. The change is primarily attributable to two separate increases in the driver base pay per mile effective January 1, 1998 and April 15, 1998, and the cost of employer provided benefits tied to the gross wages paid to employees.

         Fuel and fuel taxes decreased $.1 million (0.3%) to $17.3 million during the six months ended March 31, 1999 from $17.4 million in the 1998 period. As a percentage of revenue, fuel and fuel taxes decreased to 16.9% of revenue for the six months ended March 31, 1999, from 18.6% for the corresponding period of 1998, principally as a result of lower fuel prices.

         Operating supplies and expenses increased $.6 million (4.5%) to $14.2 million during the six months ended March 31, 1999 from $13.6 million in the 1998 period. As a percentage of revenue, operating supplies and expenses decreased to 13.9% of revenue for the six months ended March 31, 1999, from 14.6% for the corresponding period of 1998, primarily as a result of decreased costs of repairs not covered under vehicle warranties and the decreased cost of preparing equipment for trade.

         Taxes and licenses increased $.5 million (16.7%) to $3.9 million during the six months ended March 31, 1999 from $3.4 million for the corresponding period of 1998. As a percentage of revenue, taxes and licenses increased to 3.8% of revenue for the six months ended March 31, 1999, from 3.6% of revenue for the corresponding period of 1998. This increase is consistent with the corresponding decrease in average revenue per tractor per week for the six months ended March 31, 1999 compared with the corresponding period of 1998.

         Insurance and claims increased $.2 million (6.8%) to $3.1 million during the six months ended March 31, 1999 from $2.9 million for the corresponding period of 1998. As a percentage of revenue, insurance and claims decreased to 3.0% of revenue for the six months ended March 31, 1999, from 3.1% for the corresponding period of 1998 because of a decrease in the number and severity of accidents experienced by the Company during the period.

         Communications and utilities increased $.3 million (16.5%) to $2.1 million during the six months ended March 31, 1999 from $1.8 million for the corresponding period of 1998. As a percentage of revenue, communications and utilities remained essentially constant at 2.1% of revenue for the six months ended March 31, 1999, compared with 2.0% of revenue for the corresponding period of 1998.

         Depreciation and amortization decreased $.3 million (11.1%) to $2.0 million during the six months ended March 31, 1999 from $2.3 million for the corresponding period of 1998. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.0% of revenue for the six months ended March 31, 1999, from 2.5% for the corresponding period of 1998. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $1,247,649 on the sale of property and revenue equipment during the 1999 period compared with a $1,322,496 net gain during the 1998 period.

         Rent increased $4.0 million (30.6%) to $17.1 million during the six months ended March 31, 1999 from $13.1 million for the corresponding period of 1998. As a percentage of revenue, rent increased to 16.7% of revenue for the six months ended March 31, 1999, from 14.1% for the corresponding period of 1998 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. In addition, as a result of the decrease in average revenue per tractor per week, the fixed monthly rental payments resulted in higher rent as a percentage of revenue. The Company has utilized operating leases in the most recent six months because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.(*)

-----------------

(*) May contain "forward-looking" statements.

         As a result of the foregoing, the Company's operating ratio increased to 102.3% for the six months ended March 31, 1999, from 98.6% for the corresponding period of 1998.

         Net interest expense decreased $.1 million (17.2%) to $.7 million during the six months ended March 31, 1999 from $.8 million for the corresponding period of 1998. As a percentage of revenue, net interest expense decreased to 0.7% of revenue for the six months ended March 31, 1999, from 0.9% for the corresponding period in 1998 as a result of lower average debt and capitalized lease balances in the 1999 period compared with the 1998 period.

         The Company's effective combined federal and state income tax rate for the six months ended March 31, 1999 and 1998 was 37.8%.

         As a result of the factors described above, the Company experienced a net loss of $1,881,272 for the six months ended March 31, 1999, compared with net earnings of $286,844 for the corresponding period of 1998.


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

         The Company's primary source of cash flow from operations generally is net earnings adjusted for depreciation and deferred income taxes. The Company's principal uses of cash flow from operations are to service debt or lease payments associated with new revenue equipment and to internally finance accounts receivable associated with growth in the business. Net cash used in operating activities was $3.3 million for the six months ended March 31, 1999. The primary sources of funds were increases of $.4 million in accounts payable and $.5 million in claims payable, and a decrease in operating supplies of $.1 million. The primary uses of funds were a net loss of $1.9 million offset by depreciation of $2.0 million, $1.7 million to prepay licensing on revenue equipment, an increase of $2.7 million in accounts receivable, and an increase in other assets of $.1 million.

         Net cash provided by investing activities was $2.9 million for the six months ended March 31, 1999, as the Company purchased $3.0 million of new revenue equipment and furniture and fixtures. The Company sold revenue equipment for $5.9 million. The Company expects capital expenditures (primarily for revenue equipment, and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $44.0 million through calendar 1999.

         Net cash provided by financing activities was $.6 million in the 1999 period, consisting primarily of a $6.7 million borrowing on the Company's line of credit, payments of $5.6 million of principal under the Company's long-term debt and capitalized lease agreements, and $.5 million to repurchase 95,500 shares of the Company's Class A Common Stock. In July 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of Class A Common Stock. The repurchases may be made in the open market or otherwise from time-to-time through September 1999. To date, the Company has repurchased 176,600 shares of Common Stock at an average market price of $5.96 per share for a total cash outlay of $1,053,000.

         The Company's borrowings consist of $9.4 million for revenue equipment debt and capitalized leases, and $6.2 million for the Company's headquarters in Salt Lake City and the Atlanta facility. The Company maintains a $10 million, unsecured line of credit with a financial institution. Borrowings on the line of

-----------------

(*) May contain "forward-looking" statements.

credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. The Company had outstanding borrowings of $6.7 million against the line of credit at March 31, 1999.

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

         The Company has completed a review of each of its core systems to determine year 2000 (Y2K) compliance. The Company's billing, dispatch, EDI, fueling, payroll, telephone, vehicle maintenance, and yard and equipment inventory systems and all other critical hardware and software systems were designed to be Y2K compliant from inception. The Company is currently reviewing the Y2K compliance status of its facilities and equipment. The Company expects to complete this review and have taken actions toward making each non-core system Y2K compliant by June 1999.(*)

         The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its equipment, and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully Y2K compliant. The Company utilizes Comdata to transmit payroll funds to its drivers and to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that Comdata expects to be fully Y2K compliant by June 1999. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is Y2K compliant in its EDI applications, we cannot and do not guarantee the Y2K compliance of our business partners' systems.(*)

         The Company has incurred internal staff costs necessary to review and further Y2K compliance of its core operating systems. Because the systems were designed to be Y2K compliant since inception, the costs have not had a material effect on the Company's financial position or results of operations. The Company will incur additional internal staff time to complete its compliance review of non-core systems embedded in facilities and equipment. These non-core systems include microcontrollers contained in tractor engines and other components, refrigeration units, and terminal facilities. The costs of such review are not expected to be incremental since they represent the redeployment of existing information technology resources. Because of the relatively young age of its facilities and equipment, the Company does not expect to find non-core systems that need to be replaced to further Y2K compliance.(*)

         The Company anticipates that the risks related to its core and non-core systems will be mitigated by ongoing assessment and correction of the systems. The primary risk to operations is service disruption from third-party providers that supply satellite communication, telephone, fueling and financial services. Any disruption of these critical services would hinder the Company's ability to receive, process and track its freight or communicate with its customers and drivers.(*)

         A failure of the satellite communication system could have a materially adverse effect on the Company's business and results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In the event of EDI failures on the part of our customers, the Company plans to use its telephone and facsimile system to receive load tenders from its customers. The Company would switch to paper invoices for its customers unable to use EDI. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plans minimizes Y2K risks. Management does not foresee significant liability to third parties if the Company's systems are not Y2K compliant.(*)


-----------------

(*) May contain "forward-looking" statements.

Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on our debt financing. Our variable rate debt consists of a revolving line of credit, an unsecured term loan and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At March 31, 1999, assuming borrowing equal to the $6.7 million drawn on the line of credit and $7.1 million on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $138,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $8.5 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $85,000 annually.

We are not engaged in any fuel hedging transactions. Thus, we are exposed to fluctuations in fuel prices but are not exposed to any market risk involving hedging costs.

-----------------

(*) May contain "forward-looking" statements.

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

-------------------------------
          * Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995.

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


                                             SIMON TRANSPORTATION SERVICES INC.,
                                             a Nevada corporation

Date:    May 14, 1999                        By: /s/ Alban B. Lang
         --------------------                    -----------------
                                                 (Signature)

                                             Alban B. Lang
                                             Treasurer,  Chief Operating Officer
                                             and Chief Financial Officer