Form 10-Q
period 1999-06-30
SIMON TRANSPORTATION SERVICES INC
filed 1999-08-06
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1999).

             Class A Common Stock, $.01 par value: 5,372,683 shares
              Class B Common Stock, $.01 par value: 913,751 shares

                                                     Exhibit Index is on Page 13

                       SIMON TRANSPORTATION SERVICES INC.
                               TABLE OF CONTENTS

                                    PART I

                            FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER

Item 1.      Financial Statements:

             Condensed consolidated statements of financial
                 position as of June 30, 1999 and September 30, 1998          3

             Condensed consolidated statements of earnings
                for the three months and nine months ended
                June 30, 1999 and 1998                                        4

             Condensed consolidated statements of cash flows
                for the nine months ended June 30, 1999 and 1998              5

             Notes to condensed consolidated financial statements             6

Item 2.      Management's discussion and analysis of financial
                condition and results of operations                           7



                                 PART II

                            OTHER INFORMATION



Item 1.      Legal Proceedings                                               13

Item 2.      Changes in Securities                                           13

Item 3.      Defaults Upon Senior Securities                                 13

Item 4.      Submission of Matters to a Vote of Security Holders             13

Item 5.      Other Information                                               13

Item 6.      Exhibits and Reports on Form 8-K                                13

                                            SIMON TRANSPORTATION SERVICES INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                          ASSETS

                                                                            June 30, 1999                September 30, 1998
                                                                            -------------                ------------------
                                                                             (Unaudited)
Current Assets:
         Cash                                                              $         5,510,677            $       7,826,365
         Receivables, net of allowance for doubtful accounts of
         $260,000 and $189,000, respectively                                        24,065,991                   20,250,931
         Operating supplies                                                          1,044,760                    1,069,095
         Prepaid expenses and other                                                  7,185,471                    5,537,548
                                                                       ------------------------     ------------------------
                  Total current assets                                              37,806,899                   34,683,939
                                                                       ------------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                        8,387,972                    8,589,422
         Revenue equipment                                                          44,876,488                   47,702,977
         Buildings and improvements                                                 18,460,492                   18,350,370
         Office furniture and equipment                                              8,786,592                    8,573,389
                                                                       ------------------------     ------------------------
                                                                                    80,511,544                   83,216,158
         Less accumulated depreciation and amortization                            (21,556,466)                 (18,598,221)
                                                                       ------------------------     ------------------------
                                                                                    58,955,078                   64,617,937
                                                                       ------------------------     ------------------------
Other Assets                                                                           329,397                      223,823
                                                                       ========================     ========================
                                                                            $       97,091,374            $      99,525,699
                                                                       ========================     ========================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                  $       14,474,550            $       7,627,142
         Current portion of capitalized lease obligations                              532,349                    2,030,988
         Accounts payable                                                            6,138,990                    5,015,049
         Accrued liabilities                                                         3,431,171                    3,188,404
         Accrued claims payable                                                      1,598,423                    1,260,827
                                                                       ------------------------     ------------------------
                  Total current liabilities                                         26,175,483                   19,122,410
                                                                       ------------------------     ------------------------

Long-Term Debt, net of current portion                                               3,309,145                    9,102,649
                                                                       ------------------------     ------------------------
Capitalized Lease Obligations, net of current portion                                2,020,299                    2,444,856
                                                                       ------------------------     ------------------------
Deferred Income Taxes                                                                9,156,843                    9,156,843
                                                                       ------------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                            --                           --
         Class A common stock, $.01 par value, 20,000,000 shares
         authorized, 5,372,683 shares issued                                            53,727                       53,727
         Class B common stock, $.01 par value, 5,000,000 shares
         authorized, 913,751 shares issued                                               9,138                        9,138
         Treasury stock, 176,600 and 81,100 shares
                  held at cost, respectively                                        (1,053,147)                    (531,547)
         Additional paid-in capital                                                 48,277,256                   48,277,256
         Retained earnings                                                           9,142,630                   11,890,367
                                                                       ------------------------     ------------------------
                  Total stockholders' equity                                        56,429,604                   59,698,941
                                                                       ------------------------     ------------------------
                                                                            $       97,091,374            $      99,525,699
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


                       SIMON TRANSPORTATION SERVICES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                          --------------------------------------------------------------------------
                                                               June 30, 1999      June 30, 1998      June 30, 1999     June 30, 1998
                                                               -------------      -------------      -------------     -------------

Operating Revenue                                             $   53,599,181     $   50,054,991     $  155,862,817   $  143,210,822
                                                          --------------------------------------------------------------------------

Operating Expenses:
         Salaries, wages, and benefits                            23,197,573         21,552,353         67,933,038       58,915,495
         Fuel & fuel taxes                                         9,614,285          9,275,404         26,916,966       26,635,452
         Operating supplies and expenses                           7,446,816          6,656,953         21,634,545       20,237,124
         Taxes and licenses                                        1,629,903          1,516,404          5,545,865        4,872,748
         Insurance and claims                                      1,849,620          1,232,362          4,966,929        4,152,060
         Communications and utilities                              1,121,009          1,079,165          3,271,198        2,924,327
         Depreciation and amortization                             1,110,584          1,330,842          3,189,634        3,669,524
         Rent                                                      8,687,677          7,501,373         25,809,447       20,613,548
                                                          --------------------------------------------------------------------------
                  Total operating expenses                        54,657,467         50,144,856        159,267,622      142,020,278
                                                          --------------------------------------------------------------------------
                  Operating earnings (loss)                       (1,058,286)           (89,865)        (3,404,805)       1,190,544
         Net interest expense                                       (334,745)          (344,811)        (1,012,779)      (1,164,056)
                                                          --------------------------------------------------------------------------
Earnings (loss) before income taxes                               (1,393,031)          (434,676)        (4,417,584)          26,488
Provision (benefit) for income taxes                                (526,566)          (164,308)        (1,669,847)          10,012
                                                          ==========================================================================
Net earnings (loss)                                           $     (866,465)    $     (270,368)    $   (2,747,737)  $      16,476
                                                          ==========================================================================


Net earnings (loss) per common share
         Basic                                                $        (0.14)    $        (0.04)    $        (0.45)  $        0.00
                                                          ==========================================================================
         Diluted                                              $        (0.14)    $        (0.04)    $        (0.45)  $        0.00
                                                          ==========================================================================

Weighted average common shares outstanding
         Basic                                                     6,109,834          6,286,427          6,119,167       6,285,582
                                                          ==========================================================================
         Diluted                                                   6,109,834          6,286,427          6,119,167       6,285,582
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

                                            SIMON TRANSPORTATION SERVICES INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                ---------------------------------------------
                                                                                       June 30, 1999          June 30, 1998

Cash Flows From Operating Activities:
     Net (loss) earnings                                                           $       (2,747,737)    $           16,476
     Adjustments to reconcile net earnings to net cash provided by (used
     in) operating activities
              Depreciation and amortization                                                 3,189,634              3,669,524
              Changes in operating assets and liabilities:
                  (Increase) decrease in receivables, net                                  (3,283,805)               760,781
                  Decrease (increase) in operating supplies                                    24,335               (108,935)
                  Increase in prepaid expenses and other                                   (1,724,438)            (1,798,356)
                  Increase in other assets                                                   (105,574)               (80,320)
                  Increase in accounts payable                                              1,123,941                849,914
                  Increase (decrease) in accrued liabilities                                  319,282            (1,494,815)
                  Increase (decrease) in accrued claims payable                               337,596               (90,572)
                                                                                ---------------------------------------------
                      Net cash (used in) provided by operating activities                  (2,866,766)             1,723,697
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (3,921,776)            (8,403,107)
     Proceeds from the sale of property and equipment                                       6,395,000             11,140,800
                                                                                ---------------------------------------------
                      Net cash provided by investing activities                             2,473,224              2,737,693
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                                      --              2,900,000
     Principal payments on long-term debt                                                  (5,646,096)            (5,331,862)
     Borrowings under line-of-credit agreement                                              6,700,000                     --
     Principal payments under capitalized lease obligations                                (1,923,196)            (7,075,117)
     (Increase) decrease in receivable from sale of equipment                                (531,255)             1,088,500
     Purchase of treasury stock                                                              (521,600)                    --
     Net proceeds from issuance of Class A common stock                                             1                 31,139
                                                                                ---------------------------------------------
                      Net cash used in financing activities                                (1,922,146)            (8,387,340)
                                                                                ---------------------------------------------

Net Decrease In Cash                                                                       (2,315,688)            (3,925,950)
Cash at Beginning of Period                                                                 7,826,365             12,766,001
                                                                                ---------------------------------------------

Cash at End of Period                                                              $        5,510,677     $        8,840,051
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                  $        1,103,149     $        1,440,353
         Cash paid during the period for income taxes                                          32,486                688,868

Supplemental Schedule of Noncash Investing and Financing Activities:
         Sale of equipment in exchange for receivable paid after
              Period end                                                                      531,255                     --




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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal periods discussed in this report represent the Company's third fiscal quarters and nine months of its 1999 and 1998 fiscal years, respectively.

         Effective July 16, 1999, the Company reduced its non-driver workforce by approximately 25%. Management concluded that the number of administrative and shop personnel exceeds near-term growth plans. Management anticipates that the workforce reduction will decrease salary and benefit costs by approximately $4 million annually. After the reduction, the Company's ratio of tractors to non-drivers is approximately 4-to-1.(*)

Results of Operations

Three months ended June 30, 1999 and 1998

         Operating revenue increased $3.5 million (7.1%) to $53.6 million for the three months ended June 30, 1999, from $50.1 million for the corresponding period of 1998. The increase in operating revenue was primarily attributable to a 6.8% increase in weighted average tractors, to 1,658 in the 1999 period from 1,552 in the corresponding 1998 period and a 0.4% increase in average revenue per tractor per week, to $2,512 in the 1999 period from $2,503 in the 1998 period.

         Salaries, wages, and benefits increased $1.6 million (7.6%) to $23.2 million during the quarter ended June 30, 1999 from $21.6 million in the 1998 period. As a percentage of revenue, salaries, wages, and benefits increased to 43.3% of revenue for the three months ended June 30, 1999, from 43.1% for the corresponding period of 1998. The increase was primarily attributable to the fixed cost of wages and benefits for non-driver personnel. The Company eliminated the positions of over 140 non-driver personnel effective July 16, 1999, and expects a decrease as a percentage of revenue in future periods.(*)

         Fuel and fuel taxes increased $0.3 million (3.7%) to $9.6 million during the quarter ended June 30, 1999 from $9.3 million in the 1998 period. As a percentage of revenue, fuel and fuel taxes decreased to 17.9% of revenue for the three months ended June 30, 1999, from 18.5% for the corresponding period of 1998, principally as a result of lower fuel prices in the 1999 period as compared with the 1998 period.

         Operating supplies and expenses increased $0.7 million (11.9%) to $7.4 million during the quarter ended June 30, 1999 from $6.7 million in the 1998 period. As a percentage of revenue, operating supplies and expenses increased to 13.9% of revenue for the three months ended June 30, 1999, from 13.3% for the corresponding period of 1998, primarily as a result of increased costs of accident repairs not covered under vehicle warranties. Substantially all of the Company's tractors are covered by three-year, 500,000-mile warranties.

         Taxes and licenses increased $0.1 million (7.5%) to $1.6 million during the quarter ended June 30, 1999 from $1.5 million for the corresponding period of 1998. As a percentage of revenue, taxes and licenses remained unchanged at 3.0% of revenue for the three months ended June 30, 1999 and 1998.

         Insurance and claims increased $0.6 million (50.1%) to $1.8 million during the quarter ended June 30, 1999 from $1.2 million for the corresponding period of 1998. As a percentage of revenue, insurance and claims increased to 3.5% of revenue for the three months ended June 30, 1999, from 2.5% for the corresponding period of 1998 because of an increase in the number of accidents experienced by the Company during the quarter.

------------------------------------------
(*) May contain forward looking statements

         Communications and utilities remained constant at $1.1 million during each of the quarters ended June 30, 1999 and 1998. As a percentage of revenue, communications and utilities remained essentially unchanged at 2.1% of revenue for the three months ended June 30, 1999, compared with 2.2% for the corresponding period of 1998.

         Depreciation and amortization decreased $0.2 million (16.6%) to $1.1 million during the quarter ended June 30, 1999 from $1.3 million during the quarter ended June 30, 1998. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.1% of revenue for the three months ended June 30, 1999, from 2.7% for the corresponding period of 1998. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $527,387 on the sale of property and revenue equipment during the 1999 period compared with a $384,832 net gain during the 1998 period.

         Rent increased $1.2 million (15.8%) to $8.7 million during the quarter ended June 30, 1999 from $7.5 million for the corresponding period of 1998. As a percentage of revenue, rent increased to 16.2% of revenue for the three months ended June 30, 1999, from 15.0% for the corresponding period of 1998 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 102.0% for the three months ended June 30, 1999, from 100.2% for the corresponding period of 1998.

         Net interest expense decreased $10,000 (2.9%) to $335,000 during the quarter ended June 30, 1999 from $345,000 for the corresponding period of 1998. As a percentage of revenue, net interest expense remained essentially unchanged at 0.6% of revenue for the three months ended June 30, 1999, compared with 0.7% for the corresponding period in 1998.

         The Company's effective combined federal and state income tax rate for the three months ended June 30, 1999 and 1998 was 37.8%.

         As a result of the factors described above, the Company experienced a net loss of $866,465 for the three months ended June 30, 1999, compared with a net loss of $270,368 for the corresponding period of 1998.

Nine months ended June 30, 1999 and 1998

         Operating revenue increased $12.7 million (8.8%) to $155.9 million for the nine months ended June 30, 1999, from $143.2 million for the corresponding period of 1998. The increase in operating revenue was primarily attributable to a 10.1% increase in weighted average tractors, to 1,617 in the 1999 period from 1,468 in the 1998 period. This increase was partially offset by a 0.9% decrease in average revenue per tractor per week, to $2,492 in the 1999 period from $2,514 in the 1998 period.

         Salaries, wages, and benefits increased $9.0 million (15.3%) to $67.9 million during the nine months ended June 30, 1999 from $58.9 million in the 1998 period. As a percentage of revenue, salaries, wages, and benefits increased to 43.6% of revenue for the nine months ended June 30, 1999, from 41.1% for the corresponding period of 1998. The change is primarily attributable to a driver wage increase and the cost of employer provided benefits tied to the gross wages paid to employees. In order to remain competitive in its compensation package to drivers, the Company raised driver base pay two cents per mile effective January 1, 1998 and again on April 15, 1998. The Company eliminated the positions of over 140 non-driver personnel effective July 16, 1999, and expects a decrease as a percentage of revenue in future periods.(*)

------------------------------------------
(*) May contain forward looking statements

         Fuel and fuel taxes increased $0.3 million (1.1%) to $26.9 million during the nine months ended June 30, 1999 from $26.6 million in the 1998 period. As a percentage of revenue, fuel and fuel taxes decreased to 17.3% of revenue for the nine months ended June 30, 1999, from 18.6% for the corresponding period of 1998, principally as a result of a lower fuel prices during the 1999 period.

         Operating supplies and expenses increased $1.4 million (6.9%) to $21.6 million during the nine months ended June 30, 1999 from $20.2 million in the 1998 period. As a percentage of revenue, operating supplies and expenses decreased to 13.9% of revenue for the nine months ended June 30, 1999, from 14.1% for the corresponding period of 1998, primarily as a result of decreased costs of repairs not covered under vehicle warranties and the cost of preparing equipment for trade.

         Taxes and licenses increased $0.6 million (13.8%) to $5.5 million during the nine months ended June 30, 1999 from $4.9 million for the corresponding period of 1998. As a percentage of revenue, taxes and licenses increased to 3.6% of revenue for the nine months ended June 30, 1999, from 3.4% of revenue for the corresponding period of 1998. This increase is consistent with the corresponding decrease in average revenue per tractor per week for the nine months ended March 31, 1999 compared with the corresponding period of 1998.

         Insurance and claims increased $0.8 million (19.6%) to $5.0 million during the nine months ended June 30, 1999 from $4.2 million for the corresponding period of 1998. As a percentage of revenue, insurance and claims increased to 3.2% of revenue for the nine months ended June 30, 1999, from 2.9% for the corresponding period of 1998, principally as a result of an increase in the number and severity of accidents experienced by the Company during the period.

         Communications and utilities increased $0.4 million (11.9%) to $3.3 million during the nine months ended June 30, 1999 from $2.9 million for the corresponding period of 1998. As a percentage of revenue, communications and utilities increased to 2.1% of revenue for the nine months ended June 30, 1999, compared with 2.0% for the corresponding period of 1998. The fixed costs of utilities for the Company's terminals and the cost of usage of the Company's satellite tracking system did not remain proportionate with the decrease in revenue per tractor.

         Depreciation and amortization decreased $0.5 million (13.1%) to $3.2 million during the nine months ended June 30, 1999 from $3.7 million for the corresponding period of 1998. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 2.0% of revenue for the nine months ended June 30, 1999, from 2.6% for the corresponding period of 1998. The decrease was primarily attributable to the use of operating leases rather than capital leases to acquire new equipment during the last year. The Company realized a net gain of $1,775,036 on the sale of property and revenue equipment during the 1999 period compared with a $1,707,327 net gain during the 1998 period.

         Rent increased $5.2 million (25.2%) to $25.8 million during the nine months ended June 30, 1999 from $20.6 million for the corresponding period of 1998. As a percentage of revenue, rent increased to 16.6% of revenue for the nine months ended June 30, 1999, from 14.4% for the corresponding period of 1998 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. In addition, the fixed monthly rental payments were not as efficiently spread over lower revenue per tractor. The Company has utilized operating leases in the most recent nine months because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 102.2% for the nine months ended June 30, 1999, from 99.2% for the corresponding period of 1998.

------------------------------------------
(*) May contain forward looking statements

         Net interest expense decreased $0.2 million (13.0%) to $1.0 million during the nine months ended June 30, 1999 from $1.2 million for the corresponding period of 1998. As a percentage of revenue, net interest expense decreased to 0.6% of revenue for the nine months ended June 30, 1999, from 0.8% of revenue for the corresponding period of 1998 as a result of lower average debt and capitalized lease balances in the 1999 period compared with the 1998 period.

         The Company's effective combined federal and state income tax rate for the nine months ended June 30, 1999 and 1998 was 37.8%.

         As a result of the factors described above, the Company experienced a net loss of $2,747,737 for the nine months ended June 30, 1999, compared to net earnings of $16,476 for the corresponding period of 1998.

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

         The Company's primary source of cash flow from operations generally is net earnings adjusted for depreciation and amortization, and deferred income taxes. The Company's principal uses of cash flow from operations are to increase prepaid expenses, to service debt or lease payments associated with new revenue equipment, to purchase property and equipment associated with growth in the business, and to internally finance accounts receivable associated with growth in the business. Net cash used in operating activities was $2.9 million for the nine months ended June 30, 1999. The primary sources of funds were depreciation of $3.2 million, increases of $1.1 million in accounts payable, $0.3 million in accrued liabilities and $0.3 million in accrued claims payable. The primary uses of funds were a net loss of $2.7 million, an increase in accounts receivable of $3.3 million, $1.7 million to prepay licensing on revenue equipment, and $0.1 million to increase other assets.

         Net cash provided by investing activities was $2.5 million for the nine months ended June 30, 1999, as the Company purchased $3.9 million of new revenue equipment and furniture and fixtures. The Company sold property and equipment for $6.4 million. The Company expects capital expenditures for purchased or leased equipment (primarily for revenue equipment and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $17.6 million through calendar 1999.(*)

         Net cash used in financing activities was $1.9 million in the 1999 period, consisting primarily of a $6.7 million borrowing on the Company's line of credit offset by payments of $7.6 million of principal under the Company's long-term debt and capitalized lease agreements, $0.5 million to repurchase 95,500 shares of the Company's Class A Common Stock, and a $0.5 million increase in receivables from the sale of revenue equipment. In July 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of Class A Common Stock. The repurchases may be made in the open market or otherwise from time-to-time through September 1999. To date, the Company has repurchased 176,600 shares of Common Stock at an average market price of $5.96 per share for a total cash outlay of $1.1 million.

         The Company's borrowings consist of $6.0 million for revenue equipment debt and capitalized leases, and $5.1 million for the Company's headquarters in Salt Lake City and the Atlanta facility. The Company maintains a $10 million, unsecured line of credit with a financial institution. Borrowings on the line of credit bear interest at one-half percent (.5%) above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. The Company had outstanding borrowings of $6.7 million against the line of credit at June 30, 1999.

------------------------------------------
(*) May contain forward looking statements

         Management believes that available borrowings under the line of credit, and future borrowings under installment notes payable or lease arrangements for revenue equipment will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through calendar year 1999.(*)

Year 2000 Compliance

         The Company has completed a review of each of its core systems to determine year 2000 compliance. The Company's billing, dispatch, EDI, fueling, payroll, telephone, vehicle maintenance, and yard and equipment inventory systems and all other critical hardware and software systems were designed to be year 2000 compliant from inception. The Company has also completed its review and assessment of the year 2000 compliance status of its facilities and equipment. All facilities and systems are year 2000 compliant with the possible exception of some older personal computers. These computers do not perform date critical job functions. The Company will continue to replace these units during the normal course of business.(*)

         In April 1999, the Company installed a new mainframe to handle its core operating systems. The Company acquired the new computer as part of its normal course of business. The prior machine continues to serve as a backup system. Both computers, peripherals and all operating software have been extensively tested by Company personnel and we believe all are year 2000 compliant.(*)

         The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its equipment, and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully year 2000 compliant. The Company utilizes Comdata to transmit payroll funds to its drivers and to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that the software and systems utilized by Comdata and the Company is fully year 2000 compliant. The Company also interacts with many of its vendors through electronic data interchange (EDI). Although the Company is year 2000 compliant in its EDI applications, we cannot and do not guarantee the year 2000 compliance of our business partners' systems.(*)

         The Company has incurred internal staff costs necessary to review and further year 2000 compliance of its core operating systems. Because the systems were designed to be year 2000 compliant since inception, the costs have not had a material effect on the Company's financial position or results of operations. The Company also incurred additional internal staff time to complete its compliance review of non-core systems embedded in facilities and equipment. These non-core systems include microcontrollers contained in tractor engines and other components, refrigeration units, and terminal facilities. The costs of such review were not incremental since they represented the redeployment of existing information technology resources. (*)

         The Company believes that the most likely worse case scenario is the failure of some third party provided services. The Company anticipates that the risks related to its core and non-core systems will be mitigated by ongoing assessment and correction of the systems. The primary risk to operations is service disruption from third-party providers that supply satellite communication, telephone, fueling and financial services. Any disruption of these critical services would hinder the Company's ability to receive, process and track its freight or communicate with its customers and drivers.(*)

         A failure of the satellite communication system could have a materially adverse effect on the Company's business and results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In the event of EDI failures on the part of our customers, the Company plans to use its telephone and facsimile system to receive load tenders from its customers. The Company would switch to paper invoices for its customers unable to use EDI. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plans minimizes year 2000 risks. Management does not foresee significant liability to third parties if the Company's systems are not year 2000 compliant.(*)

------------------------------------------
(*) May contain forward looking statements

Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are fluctuation in fuel prices and interest rates on our debt financing.

         We are not engaged in any fuel hedging transactions. Thus, we are exposed to fluctuations in fuel prices but are not exposed to any market risk involving hedging costs.

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on our debt financing. Our variable rate debt consists of a revolving line of credit, an unsecured term loan and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At June 30, 1999, assuming borrowing equal to the $6.7 million drawn on the line of credit and $5.9 million on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $126,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $7.8 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $78,000 annually.

------------------------------------------
(*) May contain forward looking statements

                                  PART II

                             OTHER INFORMATION


Item 1.           Legal Proceedings.

                  The Company and certain of its officers and directors have been named as defendants in a securities class action filed in the United States District Court for the District of Utah, Caprin v. Simon Transportation Services, Inc., et al., No. 2:98CV 863K (filed December 3, 1998). Plaintiffs in this action allege that defendants made material misrepresentations and omissions during the period February 13, 1997 through April 2, 1998 in violation of Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to vigorously defend this action.


Item 2.           Changes in Securities.

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

Number            Description


        3.1    *  Articles of Incorporation
        3.2    *  Bylaws
        4.1    *  Articles of Incorporation
        4.2    *  Bylaws
       10.1    *  Outside Director Stock Option Plan.
       10.2    *  Incentive Stock Plan.
       10.3    *  401(k) Plan.
       10.4    #  Loan Agreement (Line of Credit) dated  April 29, 1996  between
                  U.S. Bank of Utah and Simon Transportation Services Inc.
       11         Schedule of Computation of Net Income Per Share
       27         Financial Data Schedule


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


                                             SIMON TRANSPORTATION SERVICES INC.,
                                             a Nevada corporation

Date:    August 6, 1999                      By:      /s/ Alban B. Lang
         ----------------------------------- -----------------------------------
                                             (Signature)

                                             Alban B. Lang
                                             Treasurer, Chief Operating Officer
                                             and Chief Financial Officer