Form 10-K
period 1999-09-30
SIMON TRANSPORTATION SERVICES INC
filed 1999-12-14
CIK 1000577

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                     FORM 10-K

(Mark One)
[  X  ]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the Fiscal Year Ended September 30, 1999
                                        OR
[     ]  TRANSITION REPORT PURSUANT TO SECTION 13  OR  15(d)  OF THE  SECURITIES
         EXCHANGE  ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from ____________ to ______________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $19,952,788 as of November 30, 1999 (based upon the $5.75 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of November 30, 1999, the registrant had 5,196,358 shares of Class A Common Stock and 913,751 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of stockholders or an amendment hereto that will be filed no later than January 28, 2000.

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

                                        Part II
Item 5      Market for Registrant's Common Equity and
               Related Stockholder Matters                                 Page 10 herein
Item 6      Selected Financial and Operating Data                          Page 11 herein
Item 7      Management's Discussion and Analysis of Financial              Pages 12 - 20 herein
               Condition and Results of Operations
Item 8      Financial Statements and Supplementary Data                    Page 20 herein
Item 9      Changes in and Disagreements with Accountants on               Page 21 herein
               Accounting and Financial Disclosure

                                       Part III
Item 10     Directors and Executive Officers of the Registrant             Pages 2, 3 and 7 of Proxy Statement
Item 11     Executive Compensation                                         Pages 5 and 6 of Proxy Statement
Item 12     Security Ownership of Certain Beneficial Owners and            Page 9 of Proxy Statement
               Management
Item 13     Certain Relationships and Related Transactions                 Page 4 of Proxy Statement

                                        Part IV
Item 14     Exhibits, Financial Statement Schedules and Reports on         Pages 22 - 37 herein
               Form 8-K

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

                                   PART I

Item 1:    BUSINESS

The Company

         Simon Transportation is a truckload carrier that specializes in temperature-controlled transportation services for major shippers in the food industry. Richard D. Simon founded the Company with one truck in 1955. Today Simon Transportation operates nationwide and in eight Canadian provinces from its strategically located headquarters in Salt Lake City, Utah, and terminals in Phoenix, Arizona; Fontana, California; Atlanta, Georgia; and Katy, Texas.

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

Strategy

         The Company has grown in recent years by adding revenue equipment to meet the service demands of new and existing customers and expanding core carrier partnerships. Management plans to continue the Company's growth by capitalizing on the trend among shippers to place increased reliance on a smaller number of financially stable, service-oriented truckload carriers. The key elements of the Company's strategy are:

         Food Industry Focus. Simon Transportation focuses on providing specialized service to sophisticated, high-volume customers in the food industry such as Albertson's, Campbell's Soup, Coca-Cola Foods, ConAgra, Kraft, Nestle, North American Logistics, Pillsbury, and Procter & Gamble. These customers seek nationwide transportation partners that understand the specialized needs of food industry shippers. Many of the Company's customers seek carriers that offer late-model equipment, experienced personnel, advanced technology, and broad geographic coverage. Management believes the food industry is an attractive niche because consumers require food throughout all economic cycles.(*)

         Core Carrier Partnerships. Simon Transportation has grown by establishing core carrier partnerships with high-volume, service sensitive shippers. Core carriers provide customers with consistent equipment availability and premium service such as time-definite pick-up and delivery, express time-in-transit, multiple delivery stops, and real-time access to load information through satellite-based tracking and communication systems and EDI capability. The Company also meets specialized customer requests for access to terminal facilities, stationing employees at customer locations, and dedicating equipment to specific traffic lanes. Management believes major shippers favor their core carrier "partners" during periods of reduced demand for truck service, and that the trend among major shippers to reduce the number of carriers used in favor of core carriers will continue.(*)

         Dedicated Fleets. Simon Transportation emphasizes dedicated fleet operations in which it offers round trip or continuous movement service to a shipper (or a shipper and one or more of its suppliers) by dedicating certain tractors and trailers exclusively to that shipper's needs. Dedicated service is desirable because the customers typically pay a round-trip rate per mile assuming that the truck will return empty and cover all loading, unloading, and pallet costs. The Company frequently is able to further enhance revenue per mile by locating a profitable load to cover unloaded segments. In addition, drivers prefer the predictable runs and priority treatment at shipping and receiving

_________________________________
(*) "Forward-looking" statements.

locations.   Management   intends  to  aggressively  grow  its  dedicated  fleet
operations and expects this service niche to expand as shippers outsource transportation needs presently served by private carriage.(*)

         Modern Fleet. Simon Transportation intends to maintain modern tractor and trailer fleets. Reliable, late-model equipment promotes customer service and driver recruitment and retention by minimizing the delays caused by breakdowns and excessive maintenance. In addition, management believes that a practice of replacing tractors while under warranty will reduce expenses and permit the Company to take advantage of improvements in fuel economy and equipment technology.(*)

         Technology. Simon Transportation uses the Qualcomm satellite-based tracking and communication system in all of its tractors. This system and EDI capability improve customer service and operating efficiency by offering the Company and customers real time access to load locations and advance warning of potential delivery delays. The Company's document imaging system allows prompt and simultaneous processing of payroll and billing in a paperless work environment. The Company's load optimization software has been implemented and is constantly updated to enhance service and profitability. Management believes shippers will continue to demand advanced technology of their core carriers and plans to respond to such requirements. (*)

Operations

         The Company conducts a centralized dispatch and customer service operation at its Salt Lake City headquarters. The operations center features a fully-integrated, computerized network of dispatch, customer service, and driver liaison personnel. Customer service representatives solicit and accept freight, quote rates, and serve as the primary contact with customers. After accepting a load, customer service representatives transfer the pick-up and delivery information to the computer screen of the appropriate load planner, who assigns the load to an available driver based upon the proximity of the trucks, scheduled "home time," and available hours-in-service. Dispatchers then use the Qualcomm satellite-based tracking and communication system to locate the position and availability status of equipment and notify the driver of pick-up and delivery requirements, route and fueling instructions, and other information. Upon the assignment of a load, the Company's proprietary software calculates the projected travel time from origin to destination and uses satellite position updates and driver communications to provide load progress reports at thirty-minute intervals. The system automatically advises the appropriate dispatcher and customer service representative if a load is behind schedule, and customers are able to use EDI to access information about load locations at any time. Management believes that these satellite and computer systems are crucial to satisfying the stringent service standards, such as 30-minute pick-up and delivery windows, demanded by shippers of their core carriers.

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

Customers and Marketing

         The Company's sales and marketing function is led by senior management and other sales professionals based in its Salt Lake City headquarters and near key customers. These sales personnel aggressively market Simon Transportation to food industry shippers as a customer-oriented provider of dependable, on-time service. The Company targets customers that seek financially stable, long-term transportation partners offering dependable equipment, satellite and EDI technologies, and premium service. This customer service philosophy has contributed to continuing demands for added equipment to expand service for existing shippers and establishing core carrier relationships with Albertson's, Campbell's Soup, Coca-Cola Foods, ConAgra, Kraft, Nestle, North American Logistics, Pillsbury, Procter & Gamble, and other major customers. Management

_________________________________
(*) "Forward-looking" statements.

intends to continue developing business with existing customers and attempting to add new core carrier relationships. The Company's top 5, 10, and 25 customers accounted for 29.2%, 41.2%, and 58.9% of revenue, respectively, during fiscal 1999, with Nestle (including Nestle's Stouffer's and Friskie's units) accounting for 10.6% of revenue. No other customer accounted for more than 10% of revenue during the fiscal year.

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

Year 2000 Compliance

         The Company has completed a review of each of its core systems to determine year 2000 compliance. The Company's billing, dispatch, EDI, fueling, payroll, telephone, vehicle maintenance, and yard and equipment inventory systems and all other critical hardware and software systems were designed to be year 2000 compliant from inception. The Company has also completed its review and assessment of the year 2000 compliance status of its facilities and equipment. All facilities and systems are year 2000 compliant with the possible exception of some older personal computers. These computers do not perform date critical job functions. The Company will continue to replace these units during the normal course of business.(*)

         In April 1999, the Company installed a new mainframe to handle its core operating systems. The Company acquired the new computer as part of its normal course of business. The prior machine continues to serve as a backup system. Both computers, peripherals and all operating software have been extensively tested by Company personnel and we believe all are year 2000 compliant.(*)

         The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its equipment, and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully year 2000 compliant. The Company utilizes Comdata to transmit payroll funds to its drivers and to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that the software and systems utilized by Comdata and the Company is fully year 2000 compliant. The Company also interacts with many of its vendors through electronic data interchange (EDI). The Company has received written assurances from its significant vendors and customers representing approximately 70% of its fiscal 1999 revenue that they will be year 2000 compliant. Although the Company is year 2000 compliant in its EDI applications, we cannot and do not guarantee the year 2000 compliance of our business partners' systems.(*)

         The Company has incurred internal staff costs necessary to review and further year 2000 compliance of its core operating systems. Because the systems were designed to be year 2000 compliant since inception, the costs have not had a material effect on the Company's financial position or results of operations. The Company also incurred additional internal staff time to complete its compliance review of non-core systems embedded in facilities and equipment. These non-core systems include microcontrollers contained in tractor engines and other components, refrigeration units, and terminal facilities. The costs of such review were not incremental since they represented the redeployment of existing information technology resources.(*)

         The Company believes that the most likely worse case scenario is the failure of some third party provided services. The Company anticipates that the risks related to its core and non-core systems will be mitigated by ongoing assessment and correction of the systems. The primary risk to operations is service disruption from third-party providers that supply satellite communication, telephone, fueling and financial services. Any disruption of these critical services would hinder the Company's ability to receive, process and track its freight or communicate with its customers and drivers.(*)

         A failure of the satellite communication system could have a materially adverse effect on the Company's business and results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In the event of EDI failures on the part of our customers, the Company plans to use its telephone and facsimile system to receive load tenders from its customers. The Company would switch to paper invoices for its customers unable to use EDI. Management

_________________________________
(*) "Forward-looking" statements.

believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plans minimizes year 2000 risks. Management does not foresee significant liability to third parties if the Company's systems are not year 2000 compliant.(*)

Revenue Equipment

         Simon Transportation's equipment strategy is to operate modern tractors and trailers that help reduce parts, maintenance, and fuel costs, promote the reliable service customers demand from core carriers, and attract and retain drivers. The Company operates conventional tractors (engine-forward) equipped with electronic engines and Eaton transmissions. Most of the tractors are covered by three-year, 500,000-mile engine warranties and lifetime transmission warranties. Most of the tractors also are equipped with the "condo" sleeper cabs preferred by drivers. The Company's practice is to trade or replace its tractors on a three-year cycle, and to trade or replace its trailers on a five-year cycle.

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

         The truckload industry has experienced a shortage of qualified drivers. Strict DOT enforcement of hours-in-service limitations, mandatory drug and alcohol testing, and other safety measures have shrunk the available pool of drivers and increased the cost of recruiting and retention. The industry-wide driver shortage adversely affected the Company's operations during the 1999 fiscal year resulting in an unusually high number of tractors without drivers. The Company's driver turnover was 110% in fiscal 1999, measuring drivers after they are assigned a tractor.

         At September 30, 1999, Simon Transportation employed approximately 450 non-driver employees and approximately 1,850 drivers. The Company's employees have never been represented by or attempted to organize a union, and management believes it has a good relationship with the Company's employees.

Safety and Insurance

         Simon Transportation emphasizes safety in all aspects of its operations. Its safety program includes: (i) initial orientation; (ii) a three-week to six-week, on-the-road training program; and (iii) progressive penalties for excessive speed and log violations. The Company has earned the highest DOT safety and fitness rating of "satisfactory," which most recently was extended on November 1, 1999.

         The Company carries primary and excess liability insurance coverage of $50 million, with a $250,000 basket deductible for personal injury and property damage. The Company's workers' compensation coverage also carries a $100,000 deductible, with no coverage limit. Management believes these coverages are adequate to cover reasonably anticipated claims.


_________________________________
(*) "Forward-looking" statements.

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the temperature-controlled or dry van market. According to the September 1999 issue of Refrigerated Transporter, the five largest temperature-controlled carriers by revenue are C. R. England, Frozen Food Express Industries, Rocor International, Prime, Inc., and KLLM Transport Services. The combined revenue reported for these five carriers comprises approximately 38% of the estimated $4.3 billion for-hire, temperature-controlled market. The proprietary fleet portion of the temperature-controlled market has been estimated at an additional $3 billion. The Company's 1999 fiscal year revenue constituted approximately three percent of the total market for temperature-controlled services and approximately five percent of the for-hire market. The Company competes with a number of other trucking companies, as well as private truck fleets used by shippers to transport their own products. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight. There are other trucking companies, including diversified carriers with large temperature-controlled fleets, possessing substantially greater financial resources and operating more equipment than the Company.

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates or fuel surcharges. The Company has fuel surcharge agreements with a majority of its customers. However, the recent increases in fuel prices will not be fully offset by these surcharges.

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

Item 2.    PROPERTIES

         Simon Transportation operates terminals and driver recruitment offices at five locations. The Company's headquarters and primary terminal is located on fifty-five acres near the intersection of Interstates 15 and 80 in Salt Lake City, Utah. This facility includes a 60,000 square foot office building housing all operations and administrative personnel and maintenance facilities and a driver center covering approximately 97,000 square feet. The Company's additional terminal and driver recruitment facilities include owned locations in Phoenix, Arizona; Fontana, California; and Atlanta, Georgia; and a leased location in Katy, Texas. The Company leases trailer drop yards at Tulare, California and various customer locations. All terminals have modern fuel facilities with environmental monitoring equipment.

         The available acreage at the Company's headquarters will accommodate future expansion, and the facility has been designed so that additions can be constructed to serve the Company's foreseeable future needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."


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


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended September 30, 1999, no matters were submitted to a vote of security holders.

                                   PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Class A Common Stock is traded on the NASDAQ National Market under the NASDAQ symbol SIMN. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A Common Stock as reported by NASDAQ for the fiscal years ended September 30, 1998 and 1999.

          Period                    High             Low
----------------------------    -------------    -------------
Calendar Year 1997
   4th Quarter                  $ 24     3/4     $ 21     3/4
Calendar Year 1998
   1st Quarter                  $ 24             $ 13     3/8
   2nd Quarter                  $ 15     5/8     $  6     3/8
   3rd Quarter                  $  6     7/8     $  4     7/8
   4th Quarter                  $  6   13/16     $  4     3/8
Calendar Year 1999
   1st Quarter                  $  7     1/2     $  4   11/16
   2nd Quarter                  $  6     1/2     $  4     1/2
   3rd Quarter                  $  5     3/4     $  4

         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of October 31, 1999, the Company had 177 stockholders of record of its common stock. However, the Company believes that it has approximately 1,500 beneficial holders of common stock including shares held of record by brokers or dealers for their customers in street names.

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

                                                                   Fiscal Years Ended September 30,
                                                     --------------------------------------------------------------
(In thousands, except per share amounts & operating          1999         1998        1997        1996        1995
                                                             ----         ----        ----        ----        ----
data)
Statement of Operations Data:
  Operating revenue.................................    $ 209,143    $ 193,507   $ 155,296   $ 101,090   $  75,218
                                                     --------------------------------------------------------------
  Operating expenses:
    Salaries, wages, and benefits...................       90,876       80,500      60,504      40,015      28,035
    Fuel and fuel taxes.............................       37,262       35,281      30,069      20,359      14,115
    Operating supplies and expenses.................       27,872       26,156      19,289      13,701      10,839
    Taxes and licenses..............................        7,319        6,557       5,197       3,288       2,756
    Insurance and claims............................        6,591        5,217       3,404       2,172       2,003
    Communications and utilities....................        4,239        3,946       2,550       1,680       1,245
    Depreciation and amortization...................        4,466        4,728       5,396       5,920       7,223
    Rent............................................       34,363       28,987      17,143       4,794       2,926
                                                     --------------------------------------------------------------
      Total operating expenses......................      212,988      191,372     143,552      91,929      69,142
                                                     --------------------------------------------------------------
      Operating earnings (loss).....................       (3,845)       2,135      11,744       9,161       6,076
  Gain on sale of real property.....................           --           --       1,896          --          --
  Interest expense and other, net...................       (1,353)      (1,500)     (1,134)     (2,758)     (3,527)
                                                     --------------------------------------------------------------
  Earnings (loss) before provision for income taxes.       (5,198)         635      12,506       6,403       2,549
  Provision (benefit) for income taxes 1............       (1,965)         297       4,727       5,454          --
                                                     --------------------------------------------------------------
  Net earnings (loss)...............................    $  (3,233)   $     338   $   7,779   $     949   $   2,549
                                                     ==============================================================
Pro Forma Statement of Earnings Data: 1
  Earnings (loss) before provision for income taxes.    $  (5,198)   $     635   $  12,506   $   6,403   $   2,549
  Provision (benefit) for income taxes..............       (1,965)         297       4,727       2,536       1,010
                                                     --------------------------------------------------------------
  Net earnings (loss)...............................    $  (3,233)   $     338   $   7,779   $   3,867   $   1,539
                                                     ==============================================================
  Diluted net earnings (loss) per common share......    $   (0.53)   $    0.05   $    1.33   $    0.87   $    0.67
                                                     ==============================================================
  Diluted weighted average shares outstanding.......    6,116,815    6,270,734   5,864,043   4,464,837   2,300,000
                                                     ==============================================================
Balance Sheet Data (at end of period):
  Net property and equipment........................    $  57,648    $  64,618   $  71,154   $  56,714   $  52,200
  Total assets......................................       96,730       99,526     107,704      78,223      61,437
  Long-term debt and capitalized
    leases, including current portion...............       21,623       21,206      32,791      37,428      47,903
  Stockholders' equity..............................       55,944       59,699      59,849      29,103       9,033
Operating Data:
  Operating ratio 2.................................        101.8%        98.9%       92.4%       90.9%       91.9%
  Average revenue per loaded mile...................    $    1.26    $    1.25   $    1.25   $    1.24   $    1.26
  Average revenue per total mile....................    $    1.11    $    1.11   $    1.10   $    1.10   $    1.11
  Average revenue per tractor per week..............    $   2,478    $   2,510   $   2,627   $   2,526   $   2,417
  Empty miles percentage............................         12.0%        11.8%       11.9%       11.7%       11.3%
  Average length of haul in miles...................        1,017        1,026       1,001         984         949
  Weighted average tractors during period...........        1,635        1,494       1,142         774         598
  Tractors at end of period.........................        1,693        1,655       1,344         940         623
  Trailers at end of period.........................        2,424        2,455       1,998       1,430         877

1 The Company was treated as an S Corporation for federal and state income tax purposes from October 1, 1990 to November 16, 1995. As a result, the Company's taxable earnings for such period were taxed for federal and state income tax purposes directly to the Company's then-existing stockholders. The pro forma statement of earnings data give effect to an adjustment for a provision for federal and state income taxes as if the Company had been treated as a C Corporation during such period. The pro forma statement of operations data do not give effect to the one-time, non-cash charge of $2,980,115 in recognition of deferred income taxes that resulted from the termination of the Company's S Corporation status. The provision for income taxes for fiscal 1996 includes the one-time, non-cash charge of $2,980,115.

2    Operating expenses as a percentage of revenue.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Simon Transportation provides nationwide, predominantly temperature-controlled truckload transportation for numerous major shippers. In recent years, much of the Company's growth has resulted from earning core carrier status with major shippers and meeting the demands of these shippers for additional equipment. The Company has grown to $209.1 million in revenue for its fiscal year ended September 30, 1999, from $75.2 million in revenue for fiscal 1995, a compounded annual growth rate of 29.1%. From fiscal 1995 through fiscal 1997, the Company's pretax earnings grew to $12.5 million from $2.5 million, a compounded annual growth rate of 123.6%. The increase in pretax earnings was attributable primarily to revenue growth, greater equipment productivity, and the reduction in financing costs attributable to public offerings in 1995 and 1997.

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

         During fiscal year 1999, management deferred deliveries of new tractors to better match the anticipated availability of drivers. This reduced revenue growth for the year to 8% compared with historical levels. The Company continued to experience financial and operating difficulties due to driver turnover rates far in excess of historical averages and the fact that driver pay increases effective in fiscal 1998 have not been offset by increases in the freight rates charged by the Company. Management is focusing its efforts on reducing the rate of driver turnover. In July 1999 the Company reduced its shop and administrative personnel by approximately 25%.(*)

         In comparing the Company's historical financial position and results of operations, readers should be aware of changes in financing methods. During fiscal year 1995, the Company financed most of its tractors and trailers with debt and capitalized leases. During fiscal years 1996, 1997, 1998 and 1999, the Company has financed most of its revenue equipment under operating lease arrangements. Financing equipment with operating leases increases the Company's operating ratio because the implied interest component of the lease payments is reflected as an "above-the-line" operating expense rather than as interest expense. The use of operating leases also affects the presentation of the Statement of Cash Flows. However, the method of financing does not affect net earnings or net cash flows. The Company's operating ratio may fluctuate from time-to-time based upon the method of equipment financing.

         The Company operated as an S corporation from October 1, 1990 to November 16, 1995. As a result, the Company's net taxable earnings were taxed directly to the Company's existing stockholders rather than to the Company. The pro forma statement of earnings data included in the "Selected Financial and Operating Data" set forth the Company's net earnings for such periods as if the Company had been subject to federal and state income taxes at a combined effective rate of 39.6% for fiscal years 1995 and 1996. In addition to the ongoing income tax effect, the termination of the Company's S corporation status resulted in a one-time, non-cash charge of approximately $3.0 million during fiscal year 1996 in recognition of deferred income taxes.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the periods indicated:

                                                                                       Fiscal Years Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                  1999        1998       1997
                                                                                ----------- ---------- ----------
Operating revenue..............................................................    100.0%      100.0%     100.0%
Operating expenses:
  Salaries, wages, and benefits................................................      43.5        41.6       39.0
  Fuel and fuel taxes..........................................................      17.8        18.2       19.4
  Operating supplies and expenses..............................................      13.3        13.5       12.4
  Taxes and licenses...........................................................       3.5         3.4        3.3
  Insurance and claims.........................................................       3.2         2.7        2.2
  Communications and utilities.................................................       2.0         2.0        1.6
  Depreciation and amortization................................................       2.1         2.4        3.5
  Rent.........................................................................      16.4        15.0       11.0
                                                                                ----------- ---------- ----------
    Total operating expenses....................................................    101.8        98.9       92.4
                                                                                ----------- ---------- ----------
Operating earnings (loss)......................................................      (1.8)        1.1        7.6
Gain on sale of real property..................................................        --          --        1.2
Interest expense and other, net................................................      (0.6)       (0.8)      (0.7)
                                                                                ----------- ---------- ----------
Earnings (loss) before income taxes............................................      (2.4)        0.3        8.1
Benefit (provision) for income taxes...........................................       0.9        (0.1)      (3.1)
                                                                                ----------- ---------- ----------
Net earnings (loss)............................................................      (1.5)%       0.2%       5.0%
                                                                                =========== ========== ==========


Comparison of fiscal year ended September 30, 1999, with fiscal year ended September 30, 1998.

         Operating revenue increased $15.6 million (8.1%), to $209.1 million during the 1999 fiscal year from $193.5 million during the 1998 fiscal year. The increase in revenue was primarily attributable to a 9.4% increase in the weighted average number of tractors, to 1,635 during the 1999 fiscal year from 1,494 during the 1998 fiscal year, and an increase in average revenue per loaded mile to $1.26 during the 1999 fiscal year from $1.25 in the 1998 fiscal year. This increase was partially offset by a decrease in the average revenue per tractor per week to $2,478 during the 1999 fiscal year from $2,510 during the 1998 fiscal year due to slower than expected freight demand in the Company's second fiscal quarter and a significant number of tractors without drivers throughout much of the fiscal year, particularly the first and fourth quarters.

         Salaries, wages and benefits increased $10.4 million (12.9%), to $90.9 million in the 1999 fiscal year from $80.5 million in the 1998 fiscal year. As a percentage of revenue, salaries, wages, and benefits increased to 43.5% of revenue during the 1999 fiscal year from 41.6% during the 1998 fiscal year. The increase is primarily attributable to the full effect of the two-cent per mile driver wage increases effective April 15, 1998, and excess non-driving personnel during most of the 1999 fiscal year. In July 1999, the Company reduced its shop and administrative personnel by approximately 25%. As a result, management expects a decrease in salaries, wages and benefits as a percentage of revenue in future periods.(*)

         Fuel and fuel taxes increased $2.0 million (5.6%), to $37.3 million in the 1999 fiscal year from $35.3 million in the 1998 fiscal year. As a percentage of revenue, fuel and fuel taxes decreased to 17.8% of revenue during the 1999 fiscal year from 18.2% during the 1998 fiscal year. The decrease resulted principally from lower fuel prices in the first three quarters of the 1999 fiscal year. A dramatic rise in fuel prices during the quarter ended September 30, 1999, is expected to increase the Company's fuel costs as a percentage of revenue in future periods.(*)

_________________________________
(*) "Forward-looking" statements.

         Operating supplies and expenses increased $1.7 million (6.6%), to $27.9 million in the 1999 fiscal year from $26.2 million in the 1998 fiscal year. As a percentage of revenue, operating supplies and expenses decreased to 13.3% of revenue during the 1999 fiscal year from 13.5% during the 1998 fiscal year. The decrease is primarily attributable to the Company's efforts to reduce the amount spent on operating supplies and expenses.

         Taxes and licenses increased $0.7 million (11.6%), to $7.3 million in the 1999 fiscal year from $6.6 million in the 1998 fiscal year. As a percentage of revenue, taxes and licenses remained essentially constant at 3.5% of revenue during the 1999 fiscal year compared to 3.4% of revenue during the 1998 fiscal year.

         Insurance and claims increased $1.4 million (26.3%), to $6.6 million in the 1999 fiscal year from $5.2 million in the 1998 fiscal year. As a percentage of revenue, insurance and claims increased to 3.2% of revenue for the 1999 fiscal year compared to 2.7% during the 1998 fiscal year. The increase was attributable to an increase in the number of accidents experienced by the Company during the 1999 fiscal year.

         Communications and utilities increased $0.3 million (7.4%), to $4.2 million in the 1999 fiscal year from $3.9 million in the 1997 fiscal year. As a percentage of revenue, communications and utilities remained unchanged at 2.0% of revenue during the 1999 and 1998 fiscal years.

         Depreciation and amortization decreased $0.2 million (5.5%), to $4.5 million in the 1999 fiscal year from $4.7 million in the 1998 fiscal year. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on sale of equipment) decreased to 2.1% of revenue during the 1999 fiscal year from 2.4% during the 1998 fiscal year primarily because of a decrease in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases. Depreciation and amortization (unadjusted for the net gain on sale of equipment) decreased to 3.2% of revenue ($6.6 million) during the 1999 fiscal year from 3.6% of revenue ($7.0 million) during the 1998 fiscal year. Depreciation was adjusted for a $2.1 million net gain on the sale of revenue equipment during the 1999 fiscal year compared with a $2.3 million net gain during the 1998 fiscal year.

         Rent increased $5.4 million (18.5%), to $34.4 million in the 1999 fiscal year from $29.0 million in the 1998 fiscal year. As a percentage of revenue, rent increased to 16.4% of revenue during the 1999 fiscal year from 15.0% during the 1998 fiscal year as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. Substantially all of the Company's revenue equipment is financed through operating leases. In addition, the fixed monthly rental payments were not as efficiently spread over lower revenue per tractor. The Company has utilized operating leases in the most recent year because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of as interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 101.8% during the 1999 fiscal year from 98.9% during the 1998 fiscal year.

         Interest expense and other, net decreased $0.1 million (9.8%), to $1.4 million in the 1999 fiscal year from $1.5 million in the 1998 fiscal year. As a percentage of revenue, interest expense and other, net decreased slightly to 0.6% of revenue during the 1999 fiscal year compared with 0.8% during the 1998 fiscal year.

         The Company's effective combined federal and state income tax rate for the 1999 fiscal year was 37.8% compared to 46.8% for the 1998 fiscal year as a result of the relative impact of non-deductible expenses in fiscal 1998. These non-deductible expenses remained essentially constant during both the 1999 and 1998 fiscal years; however, the relative effect on the tax rate varies because of the earnings experienced in the 1998 fiscal year versus the loss in the 1999 fiscal year.

         As a result of the factors described above, net earnings decreased $3.6 million to a loss of $3.2 million during the 1999 fiscal year from net earnings of $338,000 during the 1998 fiscal year. As a percentage of revenue, net loss was 1.5% of revenue in the 1999 fiscal year compared with net earnings of 0.2% of revenue in the 1998 fiscal year.

Comparison of fiscal year ended September 30, 1998, with fiscal year ended September 30, 1997.

         Operating revenue increased $38.2 million (24.6%), to $193.5 million during the 1998 fiscal year from $155.3 million during the 1997 fiscal year. The increase in revenue was primarily attributable to a 30.8% increase in the weighted average number of tractors, to 1,494 during the 1998 fiscal year from 1,142 during the 1997 fiscal year. This increase was partially offset by a decrease in the average revenue per tractor per week to $2,510 during the 1998 fiscal year from $2,627 during the 1997 fiscal year due to a substantial number of tractors without drivers throughout most of the year. The Company's average revenue per loaded mile remained constant at $1.25 during both the 1998 and 1997 fiscal years.

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

_________________________________
(*) "Forward-looking" statements.

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

         Rent increased $11.9 million (69.6%), to $29.0 million in the 1998 fiscal year from $17.1 million in the 1997 fiscal year. As a percentage of revenue, rent increased to 15.0% of revenue during the 1998 fiscal year from 11.0% during the 1997 fiscal year as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company utilized operating leases during the 1998 fiscal year because of more favorable terms.

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

         The Company's effective combined federal and state income tax rate for the 1998 fiscal year was 46.8% compared to 37.8% for the 1997 fiscal year as a result of the relative impact of non-deductible expenses in fiscal 1998. These non-deductible expenses remained essentially constant during both the 1998 and 1997 fiscal years; however, the relative effect on the tax rate is magnified because of the lower earnings experienced in the 1998 fiscal year.

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


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flows from operations. The Company's primary sources of liquidity are funds provided by operations and borrowings and leases with financial institutions and equipment manufacturers. During the 1999, 1998 and 1997 fiscal years, the Company financed most of its tractors with operating leases.

         Net cash (used in) provided by operating activities was ($1.6 million), $4.2 million, and $7.9 million, for the fiscal years ended September 30, 1999, 1998, and 1997, respectively. The Company's principal use of cash from operations is to service debt and leases incurred to purchase new revenue equipment and internally finance accounts receivable associated with growth in the business. Accounts receivable increased $2.6 million, $627,000, and $6.4 million for the fiscal years ended September 30, 1999, 1998, and 1997, respectively. The average age of the Company's accounts receivable was 39, 35, and 41 days for the fiscal years ended September 30, 1999, 1998, and 1997, respectively.

         Net cash provided by (used in) investing activities was $2.5 million, $2.9 million, and ($19.0 million), for the fiscal years ended September 30, 1999, 1998, and 1997, respectively, and consisted of net purchases of property and equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $30.2 million in aggregate for fiscal years 2000 and 2001. The Company expects projected capital expenditures to be funded mostly with operating leases, borrowings and cash flows from operations.(*)

 .........Net cash (used in) provided by financing activities was ($0.1 million),
($12.1 million), and $18.3 million, for the fiscal years ended September 30, 1999, 1998, and 1997, respectively. Primary sources of cash were approximately $23.0 million in net proceeds from the Company's February 1997 stock offering and a $10 million borrowing on the Company's line-of-credit. Primary uses of cash were net payments on borrowings of $9.5 million, $14.5 million, and $20.5 million of principal under the Company's long-term debt and capitalized lease agreements for the fiscal years ended September 30, 1999, 1998, and 1997, respectively. During fiscal year 1999, the Company purchased 95,500 shares of Class A Common Stock at an average market price of $5.46 per share for a total cash outlay of $522,000. The Company purchased 81,100 shares at an average market price of $6.55 per share for a total cash outlay of $532,000 in fiscal 1998.

         The maximum amount committed under the Company's line of credit at September 30, 1999 was $20 million. As of September 30, 1999, the Company had drawn $10 million against the line. The interest rate on the line of credit is
1.75 percent above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time-to-time. At September 30, 1999, the Company had other outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $11.6 million, most of which comprised obligations for the purchase of revenue equipment. As of September 30, 1999, the Company's future commitments under noncancelable operating leases amounted to $57.7 million. See Notes 4, 5 and 6 to Consolidated Financial Statements.

         The Company's working capital at September 30, 1999, 1998, and 1997 was $17.5 million, $14.9 million, and $15.9 million, respectively. Management believes that available borrowings under the line of credit, future borrowings under installment notes payable or lease arrangements for revenue equipment, and cash flows generated from operations, will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 2000.(*)

Inflation

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

_________________________________
(*) "Forward-looking" statements.

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates and fuel surcharges. The Company has fuel surcharge agreements with a majority of its customers. However, the recent increases in fuel prices will not be fully offset by these surcharges.

Year 2000 Compliance

         The Company has completed a review of each of its core systems to determine year 2000 compliance. The Company's billing, dispatch, EDI, fueling, payroll, telephone, vehicle maintenance, and yard and equipment inventory systems and all other critical hardware and software systems were designed to be year 2000 compliant from inception. The Company has also completed its review and assessment of the year 2000 compliance status of its facilities and equipment. All facilities and systems are year 2000 compliant with the possible exception of some older personal computers. These computers do not perform date critical job functions. The Company will continue to replace these units during the normal course of business.(*)

         In April 1999, the Company installed a new mainframe to handle its core operating systems. The Company acquired the new computer as part of its normal course of business. The prior machine continues to serve as a backup system. Both computers, peripherals and all operating software have been extensively tested by Company personnel and we believe all are year 2000 compliant.(*)

         The Company relies on Qualcomm to provide the satellite tracking system necessary to track the location of its equipment, and to provide dispatch and routing information to its drivers. The Company has been informed that the software utilized by Qualcomm and the Company is fully year 2000 compliant. The Company utilizes Comdata to transmit payroll funds to its drivers and to allow drivers to purchase fuel outside of the Company's terminal locations. The Company has been informed that the software and systems utilized by Comdata and the Company is fully year 2000 compliant. The Company also interacts with many of its vendors through electronic data interchange (EDI). The Company has received written assurances from its significant vendors and customers representing approximately 70% of its fiscal 1999 revenue that they will be year 2000 compliant. Although the Company is year 2000 compliant in its EDI applications, we cannot and do not guarantee the year 2000 compliance of our business partners' systems.(*)

         The Company has incurred internal staff costs necessary to review and further year 2000 compliance of its core operating systems. Because the systems were designed to be year 2000 compliant since inception, the costs have not had a material effect on the Company's financial position or results of operations. The Company also incurred additional internal staff time to complete its compliance review of non-core systems embedded in facilities and equipment. These non-core systems include microcontrollers contained in tractor engines and other components, refrigeration units, and terminal facilities. The costs of such review were not incremental since they represented the redeployment of existing information technology resources.(*)

         The  Company  believes  that the most  likely  worse case  scenario  is the failure of some third party provided services. The Company anticipates that the risks related to its core and non-core systems will be mitigated by ongoing assessment and correction of the systems. The primary risk to operations is service disruption from third-party providers that supply satellite communication, telephone, fueling and financial services. Any disruption of these critical services would hinder the Company's ability to receive, process and track its freight or communicate with its customers and drivers.(*)

_________________________________
(*) "Forward-looking" statements.

         A failure of the satellite communication system could have a materially adverse effect on the Company's business and results of operations. The Company is relying on the contingency plan established by Qualcomm to prevent the interruption of business. As an additional backup, the Company plans to use its existing telephone systems to dispatch its equipment and provide support to its drivers in the event of a complete satellite system failure. In the event of EDI failures on the part of our customers, the Company plans to use its telephone and facsimile system to receive load tenders from its customers. The Company would switch to paper invoices for its customers unable to use EDI. Management believes that the Company's current state of readiness, the nature of the Company's business, and the availability of the contingency plans minimizes year 2000 risks. Management does not foresee significant liability to third parties if the Company's systems are not year 2000 compliant.(*)

Cautionary Statement Regarding Forward-Looking Statements

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

         Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used equipment has experienced greater supply than demand in 1998 and 1999. If the resale value of the Company's revenue equipment were to decline, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The principal market risks to which the Company is exposed are fluctuation in fuel prices and interest rates on our debt financing.

         We are not engaged in any fuel hedging transactions. Thus, we are exposed to fluctuations in fuel prices but are not exposed to any market risk involving hedging costs.

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on our debt financing. Our variable rate debt consists of a revolving line of credit, an unsecured term loan and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At September 30, 1999, assuming borrowing equal to the $10.0 million drawn on the line of credit and $4.7 million on other outstanding variable rate loans, a one

_________________________________
(*) "Forward-looking" statements.

percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $147,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $7.0 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $70,000 annually.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, and stockholders' equity, and notes related thereto, are included at pages 24 to 36 of this report. The supplementary quarterly financial data for fiscal years 1999 and 1998 follows:

Quarterly Financial Data:

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1999              1999               1999              1999
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                         $  53,281         $  53,599          $   49,271         $  52,992
Operating earnings (loss)                            (440)           (1,058)             (2,716)              369
Earnings (loss) before income taxes                  (782)           (1,393)             (3,097)               73
Provision (benefit) for income taxes                 (294)             (527)             (1,171)               27
Net earnings (loss)                                  (486)             (866)             (1,926)               45
Diluted net earnings (loss) per share           $   (0.08)        $   (0.14)         $    (0.32)        $    0.01

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1998              1998               1998              1998
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                         $  50,296         $  50,055          $   46,149         $  47,006
Operating earnings (loss)                             945               (90)             (2,105)            3,386
Earnings (loss) before income taxes                   608              (435)             (2,536)            2,997
Provision (benefit) for income taxes                  286              (165)               (959)            1,132
Net earnings (loss)                                   322              (270)             (1,577)            1,864
Diluted net earnings (loss) per share           $    0.05         $   (0.04)         $    (0.25)        $    0.29



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to September 30, 1999, involving a change of accountants or disagreements on accounting and financial disclosure.

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3, and 7 of Registrant's Proxy Statement for the 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated by reference.


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

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.
The Company's audited financial statements are set forth at the following pages of this report:

                                                                            Page
Consolidated Statement of Financial Position..............................   24
Consolidated Statement of Operations......................................   25
Consolidated Statement of Stockholders' Equity............................   26
Consolidated Statement of Cash Flows......................................   27
Notes to Consolidated Financial Statements................................   28
Report of Independent Public Accountants..................................   37

         2.  Financial Statement Schedules.
Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K
There were no reports on Form 8-K filed during the fourth quarter ended September 30, 1999.

(c)      Exhibits

Number Description
 3.1 + Articles of Incorporation.
 3.2 + Bylaws.
 4.1 + Articles of Incorporation.
 4.2 + Bylaws.
10.1 + Outside Director Stock Option Plan.
10.2 + Incentive Stock Plan.
10.3 + 401(k) Plan.
10.4 # Loan Agreement(Headquarters Loan) dated May 23, 1996 between U.S. Bank of Utah and Dick Simon Trucking, Inc.
10.5 * Loan Agreement (Line of Credit) dated September 28, 1999 (replaced loan agreement dated April 29, 1996) between U.S. Bank of Utah and Simon Transportation Services Inc.
21   + List of subsidiaries.
23   * Consent of Arthur Andersen LLP, independent public accountants.
27   * Financial Data Schedule.


_______________________________
         + Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.

         # Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 0-27208, dated August 9, 1996, and incorporated herein by reference.

         * Filed herewith

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SIMON TRANSPORATION SERVICES, INC.



Date:  December 13, 1999               By:    /s/ Alban B. Lang
       -----------------                      -----------------
                                              Alban B. Lang
                                              Treasurer, Chief Operating Officer
                                              and Chief Financial Officer

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

                Signature                                      Position                               Date
                ---------                                      --------                               ----
/s/ Richard D. Simon                       Chairman of the Board, President, and Chief       December 13, 1999
--------------------------------------
Richard D. Simon                           Executive Officer (principal executive officer)
/s/ Alban B. Lang                          Treasurer, Chief Operating Officer and Chief      December 13, 1999
--------------------------------------
Alban B. Lang                              Financial Officer (principal financial and
                                           accounting officer); Director
/s/ Kelle A. Simon                         Vice President of Maintenance;  Director          December 13, 1999
--------------------------------------
Kelle A. Simon
/s/ A. Lyn Simon                           Vice President of Sales and Marketing; Director   December 13, 1999
--------------------------------------
A. Lyn Simon
/s/ Richard D. Simon, Jr.                  Vice President of Operations; Director            December 13, 1999
--------------------------------------
Richard D. Simon, Jr.
/s/ Sherry L. Bokovoy                      Assistant Secretary/Treasurer; Director           December 13, 1999
--------------------------------------
Sherry L. Bokovoy
/s/ Irene Warr                             Director                                          December 13, 1999
--------------------------------------
Irene Warr


                                        SIMON TRANSPORTATION SERVICES INC.

                                   CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                       ASSETS
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                        1999             1998
                                                                                  ----------------------------------
Current Assets:
  Cash                                                                               $   8,658,268    $   7,826,365
  Receivables, net of allowance for doubtful accounts
        of $285,000 and $189,000, respectively                                          22,862,685       20,250,931
  Operating supplies                                                                     1,468,216        1,069,095
  Income taxes receivable                                                                1,656,338        2,593,105
  Prepaid expenses and other                                                             2,643,993        2,181,980
  Current deferred income tax asset                                                      1,066,786          762,463
                                                                                  ----------------------------------
        Total current assets                                                            38,356,286       34,683,939
                                                                                  ----------------------------------
Property and Equipment, at cost:
  Land                                                                                   8,387,972        8,589,422
  Revenue equipment                                                                     45,089,385       47,702,977
  Buildings and improvements                                                            18,484,326       18,350,370
  Office furniture and equipment                                                         8,889,433        8,573,389
                                                                                  ----------------------------------
                                                                                        80,851,116       83,216,158
  Less accumulated depreciation and amortization                                       (23,203,536)     (18,598,221)
                                                                                  ----------------------------------
                                                                                        57,647,580       64,617,937
                                                                                  ----------------------------------
Other Assets                                                                               726,140          867,121
                                                                                  ----------------------------------

                                                                                     $  96,730,006    $ 100,168,997
                                                                                  ==================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                  $   7,459,577    $   7,627,142
  Current portion of capitalized lease obligations                                       1,855,675        2,030,988
  Accounts payable                                                                       6,108,118        5,015,049
  Accrued liabilities                                                                    3,419,629        3,188,405
  Accrued claims payable                                                                 1,970,336        1,904,125
                                                                                  ----------------------------------
        Total current liabilities                                                       20,813,335       19,765,709
                                                                                  ----------------------------------
Long-Term Debt, net of current portion                                                  11,718,580        9,102,649
                                                                                  ----------------------------------
Capitalized Lease Obligations, net of current portion                                      589,181        2,444,856
                                                                                  ----------------------------------
Deferred Income Taxes Payable                                                            7,665,063        9,156,843
                                                                                  ----------------------------------

Commitments and Contingencies (Notes 2 and 6)

Stockholders' Equity:
  Preferred stock, $.01 par value,  5,000,000 shares authorized,  none issued                   --               --
  Class A  common  stock,  $.01  par  value,  20,000,000  shares  authorized,
     5,372,683 shares issued                                                                53,727           53,727
  Class B common stock, $.01 par value, 5,000,000 shares authorized, 913,751
     shares issued                                                                           9,138            9,138
  Additional paid-in capital                                                            48,277,256       48,277,256
  Treasury stock, 176,600 and 81,100 shares at cost                                     (1,053,147)        (531,547)
  Retained earnings                                                                      8,656,873       11,890,366
                                                                                  ----------------------------------
        Total stockholders' equity                                                      55,943,847       59,698,940
                                                                                  ----------------------------------
                                                                                     $  96,730,006    $ 100,168,997
                                                                                  ==================================

The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.


                                SIMON TRANSPORTATION SERVICES INC.

                              CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   For the Years Ended September 30,
                                                       ----------------------------------------------------------
                                                                 1999               1998                1997
                                                       ----------------------------------------------------------

Operating Revenue                                            $209,143,336       $193,506,902        $155,296,354
                                                       ----------------------------------------------------------
Operating Expenses:
  Salaries, wages, and benefits                                90,875,731         80,499,985          60,504,236
  Fuel and fuel taxes                                          37,261,969         35,280,815          30,068,552
  Operating supplies and expenses                              27,872,046         26,155,797          19,288,560
  Taxes and licenses                                            7,318,915          6,557,109           5,197,086
  Insurance and claims                                          6,591,246          5,216,804           3,404,550
  Communications and utilities                                  4,239,479          3,945,707           2,550,301
  Depreciation and amortization                                 4,466,114          4,728,477           5,396,198
  Rent                                                         34,362,746         28,987,072          17,142,835
                                                       ----------------------------------------------------------
    Total operating expenses                                  212,988,246        191,371,766         143,552,318
                                                       ----------------------------------------------------------
    Operating earnings (loss)                                  (3,844,910)         2,135,136          11,744,036
Other (Expense) Earnings:
  Gain on sale of real property                                        --                 --           1,896,025
  Interest expense                                             (1,471,426)        (1,818,100)         (1,761,939)
  Other, net                                                      117,794            317,644             627,769
                                                       ----------------------------------------------------------
Earnings (loss) before income taxes                            (5,198,542)           634,680          12,505,891
Provision (benefit) for income taxes                           (1,965,049)           296,536           4,727,227
                                                       ----------------------------------------------------------

Net Earnings (Loss)                                          $ (3,233,493)      $    338,144        $  7,778,664
                                                       ==========================================================

Net earnings (loss) per common share
         Basic                                               $      (0.53)      $       0.05        $       1.36
         Diluted                                             $      (0.53)      $       0.05        $       1.33
                                                       ==========================================================
Weighted average common shares outstanding
         Basic                                                  6,116,815          6,270,734           5,707,642
         Diluted                                                6,116,815          6,270,734           5,864,043
                                                       ==========================================================

The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.


                                        SIMON TRANSPORTATION SERVICES INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                Class A   Class B   Additional                                Total
                                Common    Common      Paid-in     Treasury       Retained   Stockholders'
                                  Stock    Stock      Capital       Stock        Earnings      Equity
                                -------------------------------------------------------------------------
   Balance, September 30, 1996  $ 28,705  $ 18,722  $ 25,282,496  $        --   $ 3,773,558 $ 29,103,481

     Sale of 1,535,000 shares     24,445    (9,095)   22,903,411                              22,918,761
      of Class A Common Stock
      in secondary public
      offering, net of
      issuance costs

     Sale of 5,306 shares of          53                  47,701                                  47,754
      Class A Common Stock
      upon exercise of stock
      options

     Net earnings                                                                 7,778,664    7,778,664
                                -------------------------------------------------------------------------
   Balance, September 30, 1997    53,203     9,627    48,233,608           --    11,552,222   59,848,660

     Sale of 48,910 shares of        489      (489)                                                   --
      Class B Common Stock by
      major shareholder

     Sale of 3,460 shares of          35                  43,648                                  43,683
      Class A Common Stock
      upon exercise of stock
      options

     Purchase of 81,100 shares                                       (531,547)                  (531,547)
      of Class A Common Stock

     Net earnings                                                                   338,144      338,144
                                -------------------------------------------------------------------------
   Balance, September 30, 1998    53,727     9,138    48,277,256     (531,547)   11,890,366   59,698,940

     Purchase of 95,500 shares                                       (521,600)                  (521,600)
      of Class A Common Stock

     Net loss                                                                    (3,233,493)  (3,233,493)
                                -------------------------------------------------------------------------
   Balance, September 30, 1999  $  53,727 $  9,138  $ 48,277,256  $(1,053,147)  $ 8,656,873 $ 55,943,847
                                =========================================================================

The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.


                                            SIMON TRANSPORTATION SERVICES INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 For the Years Ended September 30,
                                                                       -------------------------------------------------------
                                                                               1999                1998               1997
                                                                       -------------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings (loss)                                                    $    (3,233,493)   $       338,144      $  7,778,664
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                              4,466,114          4,728,477         5,396,198
    Gain on sale of real property                                                     --                 --        (1,896,025)
    Changes in operating assets and liabilities:
      Increase in receivables, net                                            (2,611,754)          (627,145)       (6,361,812)
      Increase in operating supplies                                            (399,121)          (316,882)         (324,090)
      Decrease (increase) in income taxes receivable                             936,767         (3,224,881)       (1,560,208)
      Increase in prepaid expenses and other                                    (462,013)          (623,057)         (256,431)
      Increase in current deferred income tax asset                             (304,323)          (127,436)           (7,144)
      Decrease (increase) in other assets                                        140,981            (98,373)          192,195
      Increase in accounts payable                                             1,093,069          1,421,629         1,901,521
      Increase (decrease) in accrued liabilities                                 231,224           (136,874)        1,000,361
      Increase (decrease) in accrued claims payable                               66,211              1,153          (342,670)
      (Decrease) increase in deferred income taxes payable                    (1,491,780)         2,902,398         2,373,792
                                                                       -------------------------------------------------------
        Net cash provided by (used in) operating activities                   (1,568,118)         4,237,153         7,894,351
                                                                       -------------------------------------------------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                         (10,385,759)       (12,936,744)      (31,815,000)
  Proceeds from the sale of property and equipment                            12,890,002         15,833,300        12,785,576
                                                                       -------------------------------------------------------
        Net cash provided by (used in) investing activities                    2,504,243          2,896,556       (19,029,424)
                                                                       -------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                                            --          2,900,000        15,894,391
  Principal payments on long-term debt                                        (7,551,634)        (7,191,295)      (13,198,750)
  Borrowings under line-of-credit agreement                                   10,000,000                 --                --
  Principal payments under capitalized lease obligations                      (2,030,988)        (7,294,186)       (7,332,513)
  Net proceeds from issuance of common stock                                          --             43,683        22,966,515
  Purchase of treasury stock                                                    (521,600)          (531,547)               --
                                                                       -------------------------------------------------------
        Net cash provided by (used in) financing activities                     (104,222)       (12,073,345)       18,329,643
                                                                       -------------------------------------------------------
Net Increase (Decrease) In Cash                                                  831,903         (4,939,636)        7,194,570
Cash at Beginning of Year                                                      7,826,365         12,766,001         5,571,431
                                                                       -------------------------------------------------------
Cash at End of Year                                                      $     8,658,268    $     7,826,365      $ 12,766,001
                                                                       =======================================================
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for interest                               $     1,471,426    $     1,818,100      $  1,761,939
    Cash paid during the year for income taxes                                    32,486            153,461         4,631,593


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

Revenue Recognition and Significant Customers

         Freight charges and related direct freight expenses are recognized as revenue and operating expense when freight is delivered at a destination point. One customer accounted for approximately 11, 11, and 12 percent of operating revenue in fiscal years 1999, 1998, and 1997, respectively. At September 30, 1999, the Company had accounts receivable outstanding with this customer totaling $1,706,936. No other customer accounted for more than 10% of revenue during fiscal years 1999, 1998 and 1997.

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

         Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded as an adjustment to depreciation and amortization. Net gains from the disposition of equipment in the amounts of $2,131,460, $2,290,074, and $1,563,524 for fiscal years 1999,
1998, and 1997, respectively, have been included in depreciation and amortization in the accompanying statements of operations and cash flows.

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

Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are fluctuations in fuel prices and interest rates on our debt financing.

         We are not engaged in any fuel hedging transactions. Thus, we are exposed to fluctuations in fuel prices but are not exposed to any market risk involving hedging costs.

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on our debt financing. Our variable rate debt consists of a revolving line of credit, an unsecured term loan and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At September 30, 1999, assuming borrowing equal to the $10.0 million drawn on the line of credit and $4.7 million on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $147,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $7.0 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $70,000 annually.

Insurance Coverage and Accrued Claims Payable

         The Company acts as a self-insurer for auto liability, tractor physical damage, trailer physical damage, and cargo damage claims subject to a "basket deductible" of $250,000 per occurrence. The Company acts as a self-insurer for workers' compensation claims up to $100,000 per single occurrence. Liability in excess of these amounts is assumed by the insurance underwriter up to applicable policy limits of $1,000,000 per occurrence. The Company maintains loss prevention programs in an effort to minimize this risk.

         The Company estimates and accrues a liability for its share of ultimate settlements using all available information to assist in establishing reserve levels for each occurrence based on the facts and circumstances of the occurrence coupled with the Company's past history of such claims. The Company accrues for workers' compensation and automobile liabilities when reported, typically the same day as the occurrence. Additionally, the Company accrues an estimated liability for incurred but not reported claims. Expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss developments in the period when new information so dictates.

         The Company had outstanding letters of credit related to insurance coverage totaling $1,700,000 at September 30, 1999. These letters of credit mature at various times through November 1999 and renew annually unless terminated by either party.

Income Taxes

         The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Earnings (Loss) Per Common Share

         Basic net earnings (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the fiscal year. Diluted net earnings
(loss) per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net earnings (loss) per common share.

         Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for fiscal years 1999, 1998 and 1997:


                                                                      1999            1998            1997
                                                                ================================================
Numerator:
   Net earnings (loss)                                             $  (3,233,493)   $   338,144     $ 7,778,664
                                                                ================================================
Denominator:
         Weighted average common shares outstanding                    6,116,815      6,270,734       5,707,642
         Effect of options                                                    --             --         156,401
                                                                ================================================
                                                                       6,116,815      6,270,734       5,864,043
                                                                ================================================

Basic EPS                                                          $       (0.53)   $      0.05     $      1.36
Diluted EPS                                                        $       (0.53)   $      0.05     $      1.33


         Options to purchase 1,008,350 and 717,130 shares of common stock at weighted average exercise prices of $14.34 and $18.05 as of September 30, 1999 and 1998, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been antidilutive, thereby increasing net earnings per common share or decreasing net loss per common share.

Segment Reporting

         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and assess performance. Management believes that the Company has only one operating segment in accordance with SFAS No. 131.

(3)      INCOME TAXES

         The provision (benefit) for income taxes includes the following components for the years ended September 30, 1999, 1998 and 1997:

                                                                     1999               1998               1997
                                                              ---------------------------------------------------------
         Current income tax provision (benefit):
                  Federal                                       $       (333,900)     $  (2,100,924)     $   1,993,941
                  State                                                  164,957           (377,502)           366,638
                                                              ---------------------------------------------------------
                                                                        (168,943)        (2,478,426)         2,360,579
                                                              ---------------------------------------------------------
         Deferred income tax provision (benefit):
                  Federal                                             (1,331,839)         2,352,293          2,062,976
                  State                                                 (464,267)           422,669            303,672
                                                              ---------------------------------------------------------
                                                                      (1,796,106)         2,774,962          2,366,648
                                                              ---------------------------------------------------------

         Provision (benefit) for income taxes                   $     (1,965,049)     $     296,536      $   4,727,227
                                                              =========================================================

         The following is a reconciliation between the statutory Federal income tax rate of 34 percent and the effective rate which is derived by dividing the provision (benefit) for income taxes by earnings (loss) before income taxes for the years ended September 30, 1999, 1998 and 1997:

                                                                     1999               1998               1997
                                                              ---------------------------------------------------------
         Computed "expected" provision (benefit)
              for income taxes at the statutory rate              $  (1,767,504)     $      215,791      $   4,252,003
         Increase (decrease) in income taxes
              Resulting from:
                  State income taxes, net of federal income
                      tax benefit                                      (197,545)             24,118            479,466
                  Other, net                                                  --             56,627             (4,242)
                                                              ---------------------------------------------------------

         Provision (benefit) for income taxes                     $  (1,965,049)     $      296,536      $   4,727,227
                                                              =========================================================

         The significant components of the net deferred income tax assets and liabilities as of September 30, 1999 and 1998 are as follows:

                                                                          1999               1998
                                                                    ------------------ ------------------
         Deferred income tax assets:
              Accrued claims payable                                  $       397,259    $       279,270
              Other reserves and accruals                                     669,527            483,193
                                                                    ------------------ ------------------

         Total deferred income tax assets                                   1,066,786            762,463
                                                                    ------------------ ------------------

         Deferred income tax liabilities:
              Difference between book and tax basis
                  of property and equipment                                (9,557,866)        (9,156,843)
              AMT credit carryforward                                       1,017,279                 --
              Federal net operating loss carryforward                         396,533                 --
              State net operating loss carryforward                           478,991                 --
                                                                    ------------------ ------------------

         Total deferred income tax liabilities                             (7,665,063)        (9,156,843)
                                                                    ------------------ ------------------

         Net deferred income tax liabilities                          $    (6,598,277)   $    (8,394,380)
                                                                    ================== ==================

(4)      LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 1999 and 1998:

                                                                                     1999               1998
                                                                                ------------------------------------
Notes payable to a bank, interest ranging from 6.24 percent to 7.20 percent,        $  4,507,051       $  7,281,476
       payable in monthly installments through April 2001, secured by revenue equipment
Note payable to a bank, interest based on Eurodollar rate (6.19 percent at             4,022,222          8,410,101
       September 30, 1999), payable in monthly installments through August
       2000, unsecured
Note payable to a bank, interest based on Eurodollar rate (6.39 percent at               648,884          1,038,214
       September 30, 1999), payable in monthly installments through May 2001, secured by revenue equipment
Line of credit payable to a bank, interest based on Eurodollar rate (7.14             10,000,000                 --
       percent at September 30, 1999),  interest payable monthly,  principle due
       September 2002, secured by accounts receivable (see description below)
                                                                                ------------------------------------
                                                                                      19,178,157         16,729,791
         Less current portion                                                         (7,459,577)        (7,627,142)
                                                                                ------------------------------------
                                                                                    $ 11,718,580       $  9,102,649
                                                                                ====================================

         Scheduled principal payments of long-term debt as of September 30, 1999 are as follows:

             Years Ending September 30,                           Amount
------------------------------------------------------      -------------------
                        2000                                     $   7,459,577
                        2001                                         1,718,580
                        2002                                        10,000,000
                                                            -------------------
                                                                 $  19,178,157
                                                            ===================


         The Company has a secured line of credit that provides for maximum borrowings of $20,000,000 with a bank through September 30, 2002. Borrowings under the line of credit are secured with accounts receivable and are limited to a portion of the book value of accounts receivable. As of September 30, 1999, the Company had drawn $10,000,000 on this line of credit, had $1,700,000 of outstanding letters of credit, and had $3,906,181 of additional availability under the agreement.

         Certain of the Company's long-term debt agreements contain various restrictive covenants including maximum debt to tangible net worth and minimum tangible net worth requirements. As of September 30, 1999, the Company was in compliance with all covenants under the loan agreements.

(5)      CAPITALIZED LEASE OBLIGATIONS

         Certain   revenue   equipment   is  leased  under   capitalized   lease
obligations. The following is a summary of assets held under capital lease agreements:

                                                  September 30,
                                  ----------------------------------------------
                                           1999                   1998
                                  ----------------------------------------------

Revenue equipment                     $  5,987,377           $  9,114,812
Less accumulated amortization           (2,514,305)            (3,884,564)
                                  ----------------------------------------------
                                      $  3,473,072           $  5,230,248
                                  ==============================================


         The following is a schedule by year of future minimum lease payments under capitalized leases together with the present value of the minimum lease payments at September 30, 1999:

            Years Ending September 30,                       Amount
---------------------------------------------------    --------------------
                       2000                                   $  1,999,424
                       2001                                        596,850
                                                       --------------------
Total minimum lease payments                                     2,596,274
Less amount representing interest                                 (151,418)
                                                       --------------------
Present value of minimum lease payments                          2,444,856
Less current portion                                            (1,855,675)
                                                       --------------------
                                                              $    589,181
                                                       ====================


(6)      COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company is committed under noncancelable operating leases involving certain revenue equipment. Rent expense for noncancelable operating leases was $31,767,339, $25,343,111, and $15,595,123 for fiscal years 1999, 1998, and 1997, respectively. Aggregate future lease commitments are $26,360,171, $19,488,708, $9,495,805, $2,176,144, and $183,239 for the years ending September 30, 2000,
2001, 2002, 2003, and 2004, respectively.

Orders for Revenue Equipment

         As of September 30, 1999, the Company had placed orders for fiscal years 2000 and 2001 to purchase revenue equipment at an estimated total purchase price of $82.5 million. The revenue equipment is to be delivered during fiscal years 2000 and 2001. Approximately $52.3 million of the new revenue equipment will be used to replace older revenue equipment and the balance represents incremental additions to the Company's fleet. These orders may be canceled by the Company without penalty upon written notification any time prior to 85 days before the revenue equipment's scheduled delivery.

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

         The Company intends to vigorously defend this action. While management believes, after discussion with legal counsel and its Directors and Officers Insurance carrier, that the ultimate outcome of this matter will not have a significant effect on the Company's financial position and results of operations, it is possible that a change in the Company's estimate of probable liability could occur.

         The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. Management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a materially adverse effect upon the Company's results of operations or financial position.


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

Treasury Stock

         The Company's Board of Directors authorized a stock repurchase program under which management may reacquire up to 500,000 shares of the Company's Class A Common Stock. During fiscal years 1999 and 1998, the Company repurchased 95,500 and 81,100 shares of Class A Common Stock, respectively, at an average price of $5.96 per share, for a total cash outlay of $1,053,147. The stock repurchase program expired September 30, 1999.

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

Non-Officer Incentive Stock Plan

         On December 18, 1998, the Company's Board of Directors approved and adopted the Simon Transportation Services Inc. 1998 Non-Officer Incentive Stock Plan (the "1998 Plan"). The 1998 Plan reserves 400,000 shares of Class A Common Stock for issuance thereunder. The Board of Directors or its designated committee administers the Plan and has the discretion to determine the employees who will receive awards, the type of awards (incentive stock options, non-statutory stock options, restricted stock awards, reload options, other stock based awards, and other benefits) to be granted and the term, vesting provisions and exercise prices.

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

         The following table summarizes the combined stock option activity for all plans for fiscal years 1997, 1998 and 1999:

                                                                                                               Weighted Average
                                                                           Number of                          Exercise Price Per
                                                                            Options          Price Range             Share
                                                                         --------------- -------------------- --------------------

Outstanding at September 30, 1996                                               227,700     $           9.00    $            9.00
         Granted                                                                141,000        13.70 - 16.00                15.97
         Exercised                                                               (5,306)                9.00                 9.00
         Forfeited                                                              (14,160)                9.00                 9.00
                                                                         --------------- -------------------- --------------------

Outstanding at September 30, 1997                                               349,234         9.00 - 16.00                11.79
         Granted                                                                386,500        14.50 - 23.50                23.26
         Exercised                                                               (3,460)                9.00                 9.00
         Forfeited                                                              (15,144)        9.00 - 16.00                 9.18
                                                                         --------------- -------------------- --------------------

Outstanding at September 30, 1998                                               717,130         9.00 - 23.50                18.05
         Granted                                                                373,000         4.25 -  5.50                 5.50
         Exercised                                                                   --                   --                   --
         Forfeited                                                              (81,780)        5.50 - 16.00                 6.74
                                                                         --------------- -------------------- --------------------

Outstanding at September 30, 1999                                             1,008,350     $   4.25 - 23.50    $           14.34
                                                                         =============== ==================== ====================


         The weighted average fair value of options granted during the years ended September 30, 1999, 1998 and 1997 was $3.23, $10.12 and $6.97,
respectively. A summary of the options outstanding and options exercisable at September 30, 1999 is as follows:


                           Options Outstanding                                           Options Exercisable
------------------------------------------------------------------------------ --------------------------------------
                                         Weighted Average
 Range of Exercise        Options           Remaining       Weighted Average        Options        Weighted Average
      Prices            Outstanding      Contractual Life    Exercise Price       Exercisable       Exercise Price
-------------------- ------------------ ------------------- ------------------ ------------------ -------------------
$  4.25 -  5.50            310,000         9.23 years          $     5.49                --         $         --
   5.51 - 15.00            177,850         5.65 years                9.10           141,980                 9.08
  15.01 - 20.00            140,500         7.19 years               16.05            57,100                16.13
  20.01 - 23.50            380,000         8.22 years               23.38            77,000                23.38
==================== ================== =================== ================== ================== ===================
$  4.25 - 23.50          1,008,350         7.93 years          $    14.34           276,080         $      14.52
==================== ================== =================== ================== ================== ===================


Stock-Based Compensation

         The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net earnings (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to September 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 4.79%, 5.77%, and 6.15% in fiscal years 1999, 1998 and 1997, respectively, a dividend yield of 0%, weighted average volatility factors of the expected common stock price of 54.9% for fiscal year 1999, 24.6% for fiscal year 1998 and 25.4% for fiscal year 1997, and weighted average expected lives for the stock options of approximately 8.0 years for fiscal year 1999, 7.4 years for fiscal year 1998 and
9.7 years for fiscal year 1997. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting period of the respective stock options. Under the fair value method of SFAS No. 123, pro forma net (loss) earnings would have been ($4,329,975), ($479,122), and $7,618,831, and pro forma diluted net (loss) earnings per share would have been ($0.71), ($0.08), and $1.30 for the fiscal years ended September 30, 1999, 1998, and 1997, respectively.

 (8)     EMPLOYEE BENEFIT PLAN

         The Company has adopted a defined contribution plan, the Dick Simon Trucking, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"). All employees who have completed one year of service and have reached age 21 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, employees are allowed to make contributions of up to 15 percent of their annual compensation; the Company may make matching contributions equal to a discretionary percentage, to be determined by the Company, of the employee's salary reductions. The Company may also make additional discretionary contributions to the 401(k) Plan. All amounts contributed by a participant are fully vested at all times. The participant becomes 20 percent vested in any matching or discretionary contributions after two years of service. This vesting percentage increases to 100 percent after six years of service. During fiscal years 1999, 1998, and 1997, the Company contributed $320,438, $351,829, and $301,078, respectively, to the 401(k) Plan.



(9)      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1999              1999               1999              1999
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                             $ 53,281         $ 53,599            $ 49,271          $ 52,992
Operating earnings (loss)                               (440)          (1,058)             (2,716)              369
Earnings (loss) before income taxes                     (782)          (1,393)             (3,097)               73
Provision (benefit) for income taxes                    (294)            (527)             (1,171)               27
Net earnings (loss)                                     (486)            (866)             (1,926)               45
Diluted net earnings (loss) per share               $  (0.08)        $  (0.14)           $  (0.32)         $   0.01

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1998              1998               1998              1998
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                             $ 50,296         $ 50,055            $ 46,149          $ 47,006
Operating earnings (loss)                                945              (90)             (2,105)            3,386
Earnings (loss) before income taxes                      608             (435)             (2,536)            2,997
Provision (benefit) for income taxes                     286             (165)               (959)            1,132
Net earnings (loss)                                      322             (270)             (1,577)            1,864
Diluted net earnings (loss) per share               $   0.05         $  (0.04)           $  (0.25)         $   0.29



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Simon Transportation Services Inc.:

         We have audited the accompanying consolidated statement of financial position of Simon Transportation Services Inc. (a Nevada corporation) and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simon Transportation Services Inc. and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
October 15, 1999