Form 10-Q
period 1999-12-31
SIMON TRANSPORTATION SERVICES INC
filed 2000-02-15
CIK 1000577

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549-1004

                                FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934


                       Commission File Number 0-27208

                     Simon Transportation Services Inc.
          (Exact name of registrant as specified in its charter)



               Nevada                               87-0545608
(State or other jurisdiction        (I.R.S. employer identification number)
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 31, 2000).

Class A Common Stock, $.01 par value:  5,372,958 shares
Class B Common Stock, $.01 par value:    913,751 shares

                                                  Exhibit Index is on Page 11.

          SIMON TRANSPORTATION SERVICES INC.

                 TABLE OF CONTENTS

                      PART I

              FINANCIAL INFORMATION

Item 1.
Financial Statements:
                                                           PAGE
                                                          NUMBER
Condensed consolidated statements of financial
position as of September 30, 1999 and December 31, 1999      3

Condensed consolidated statements of operations for the
three months ended December 31, 1999 and 1998                4

Condensed consolidated statements of cash flows for the
three months ended December 31, 1999 and 1998                5

Notes to condensed consolidated financial statements         6

Item 2.
Management's discussion and analysis of financial
condition and results of operations                          7


                     PART II

               OTHER INFORMATION
Item 1.
Legal Proceedings                                            9

Item 2.
Changes in Securities                                        9

Item 3.
Defaults Upon Senior Securities                              9

Item 4.
Submission of Matters to a Vote of Security Holders         10

Item 5.
Other Information                                           11

Item 6.
Exhibits and Reports on Form 8-K                            11

                       SIMON TRANSPORTATION SERVICES INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                  ASSETS


                                                Dec 31, 1999       Sep 30, 1999
                                                 (Unaudited)

Current Assets:
	Cash                                      $  6,429,397       $  8,658,268
      Receivables, net of allowance for
      doubtful accounts of $310,000 and
      $285,000, respectively                      25,013,506         22,862,685
	Operating supplies                           1,611,697          1,468,216
	Prepaid expenses and other                   5,493,883          5,367,117
		Total current assets                  38,548,483         38,356,286
Property and Equipment, at cost:
	Land                                         8,387,972          8,387,972
	Revenue equipment                           44,629,524         45,089,385
	Buildings and improvements                  18,499,390         18,484,326
	Office furniture and equipment               8,924,522          8,889,433
                                                  80,441,408         80,851,116
	Less accumulated depreciation
      and amortization                           (24,597,609)       (23,203,536)
                                                  55,843,799         57,647,580
Other Assets                                         737,371            726,140
                                                $ 95,129,653       $ 96,730,006

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
	Current portion of long-term debt         $  7,662,853       $  7,459,577
	Current portion of capitalized
      lease obligations                            2,335,277          1,855,675
	Accounts payable                             5,794,379          6,108,118
	Accrued liabilities                          3,113,100          3,419,629
	Accrued claims payable                       1,907,428          1,970,336
		Total current liabilities             20,813,037         20,813,335
Long-Term Debt, net of current portion            10,846,445         11,718,580
Capitalized Lease Obligations,
  net of current portion                                  --            589,181
Deferred Income Taxes                              7,665,063          7,665,063
Stockholders' Equity:
Preferred stock, $.01 par value,
  5,000,000 shares authorized, none issued                --                 --
Class A common stock, $.01 par value,
  20,000,000 shares authorized, 5,372,958
  and 5,372,683 shares issued, respectively           53,730             53,727
Class B common stock, $.01 par value,
  5,000,000	shares authorized, 913,751
  shares issued                                        9,138              9,138
Treasury stock, 176,600 shares at cost            (1,053,147)        (1,053,147)
Additional paid-in capital                        48,279,728         48,277,256
Retained earnings                                  8,515,659          8,656,873
		Total stockholders' equity            55,805,108         55,943,847
                                                $ 95,129,653       $ 96,730,006

The  accompanying   notes  to  condensed   consolidated
financial statements are an integral part of these condensed consolidated financial statements.

                         SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

		  						  For the Three Months Ended

                                                Dec 31, 1999       Dec 31, 1998
Operating Revenue                               $53,860,382        $52,992,399
Operating Expenses:
	Salaries, wages, and benefits              22,582,658         22,950,944
	Fuel & fuel taxes                          10,391,600          8,935,350
	Operating supplies and expenses             6,773,105          6,777,914
	Taxes and licenses                          1,618,232          2,014,744
	Insurance and claims                        1,423,570          1,356,475
	Communications and utilities                  961,337          1,043,706
	Depreciation and amortization               1,208,197          1,138,908
	Rent                                        8,804,092          8,405,100
		Total operating expenses             53,762,791         52,623,141
		Operating earnings                       97,591            369,258
Net interest expense                                318,239            296,687
Earnings (loss) before provision
 (benefit) for income taxes                        (220,648)            72,571
Provision (benefit) for income taxes                (79,433)            27,431
Net earnings (loss)                             $  (141,215)       $    45,140

Net earnings (loss) per common share:
	Basic                                     $     (0.02)       $      0.01
	Diluted                                   $     (0.02)       $      0.01
Weighted average common shares outstanding:
	Basic                                       6,110,109          6,137,530
	Diluted                                     6,110,109          6,137,530

The  accompanying   notes  to  condensed   consolidated
financial statements are an integral part of these condensed consolidated financial statements.

                          SIMON TRANSPORTATION SERVICES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

							           For the Three Months Ended

                                                   Dec 31, 1999     Dec 31, 1998
Cash Flows From Operating Activities:
Net earnings (loss)                                 $ (141,215)       $  45,140
Adjustments to reconcile net earnings
 (loss) to net cash used in
 operating activities-
	Depreciation and amortization                  1,208,197        1,138,908
	Changes in operating assets and liabilities:
	  Increase in receivables, net                (2,150,821)      (3,925,801)
	  (Increase) decrease in operating supplies     (143,481)          42,988
        Increase in prepaid expenses and other      (1,565,703)      (1,468,552)
	  Increase in deferred tax asset                 (58,808)              --
	  Increase in other assets                       (11,231)        (243,488)
	  Decrease in accounts payable                  (313,739)        (277,903)
	  Decrease in income taxes receivable          1,497,745               --
	  Decrease in accrued liabilities               (306,528)        (540,537)
	  (Decrease) increase in accrued claims
 		payable                                    (62,908)         110,370
Net cash used in operating activities               (2,048,492)      (5,118,875)

Cash Flows From Investing Activities:
	Purchase of property and equipment            (3,915,918)        (954,274)
	Proceeds from the sale of property
        and equipment                                4,511,502        2,567,000
Net cash provided by investing activities              595,584        1,612,726

Cash Flows From Financing Activities:
	Principal payments on long-term debt            (668,859)      (1,870,576)
	Borrowings under line-of-credit agreement             --        5,000,000
	Principal payments under capitalized lease
	  obligations                                   (109,579)      (1,712,858)
	Purchase of treasury shares                           --         (521,601)
	Net proceeds from issuance of Class A
        common stock                                     2,475               --
Net cash (used in) provided by financing activities   (775,963)         894,965

Net Decrease In Cash                                (2,228,871)      (2,611,184)
Cash at Beginning of Period                          8,658,268        7,826,365
Cash at End of Period                              $ 6,429,397       $5,215,181

Supplemental Disclosure of Cash Flow Information:
	Cash paid during the period for interest     $   318,239       $  323,924
	Cash paid during the period for income taxes      14,128           20,661


The  accompanying   notes  to  condensed   consolidated
financial statements are an integral part of these condensed consolidated financial statements.

                           SIMON TRANSPORTATION SERVICES INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1.	Basis of Presentation
The condensed consolidated financial statements include the accounts of Simon Transportation Services Inc., a Nevada holding company, and its wholly-owned subsidiary, Dick Simon Trucking, Inc. (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 1999 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company as of September 30, 1999. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 1999. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.



Forward-Looking Statements

This quarterly report and statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives, may contain certain forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within the truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers. Readers should review and consider the various disclosures made by the Company in this quarterly report and in its reports to its stockholders and periodic reports on Forms 10-K and 10-Q.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Overview

	The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's first fiscal quarters of its 2000 and 1999 fiscal years, respectively.


Results of Operations

Three months ended December 31, 1999 and 1998

	Operating revenue increased $0.9 million (1.6%) to $53.9 million for the three months ended December 31, 1999, from $53.0 million for the corresponding period of 1998. The increase in operating revenue was primarily attributable to a 5.1% increase in weighted average tractors, to 1,681 in the 1999 period from 1,600 in the 1998 period. This increase was partially offset by a decrease in average revenue per tractor per week, to $2,462 in the 1999 period from $2,574 in the 1998 period.

	Salaries, wages, and benefits decreased $0.4 million (1.6%) to $22.6 million during the quarter ended December 31, 1999 from $23.0 million in the 1998 period. As a percentage of revenue, salaries, wages, and benefits decreased to 41.9% of revenue for the three months ended December 31, 1999, from 43.3% for the corresponding period of 1998. The decrease was primarily attributable to a reduction of the Company's shop and administrative personnel. In July 1999, the Company eliminated approximately 25% of its non-driver personnel, mostly from the shop area. (*)

	Fuel and fuel taxes increased $1.5 million (16.3%) to $10.4 million during the quarter ended December 31, 1999 from $8.9 million in the 1998 period. As a percentage of revenue, fuel and fuel taxes increased to 19.3% of revenue for the three months ended December 31, 1999, from 16.9% of revenue for the corresponding period of 1998. The increase is principally the result of higher fuel prices in the 1999 period as compared with the 1998 period.

	Operating supplies and expenses remained constant at approximately $6.8 million during the quarter ended December 31, 1999, and the corresponding 1998 period. As a percentage of revenue, operating supplies and expenses decreased to 12.6% of revenue for the three months ended December 31, 1999, from 12.8% for the corresponding period of 1998. The decrease is primarily attributable to improved revenue per mile in the 1999 period.

	Taxes and licenses decreased $0.4 million (19.7%) to $1.6 million during the quarter ended December 31, 1999 from $2.0 million for the corresponding period of 1998. As a percentage of revenue, taxes and licenses decreased to 3.0% of revenue for the three months ended December 31, 1999, compared with 3.8% for the corresponding period of 1998. The decrease is primarily attributable to more efficient licensing of the Company's fleet coupled with improved revenue per mile in the 1999 period. The fixed licensing costs were offset by a higher per mile rate during the 1999 period.

	Insurance and claims remained constant at approximately $1.4 million during the quarter ended December 31, 1999, and the corresponding period of 1998. As a percentage of revenue, insurance and claims remained constant at 2.6% of revenue for the three months ended December 31, 1999, and the corresponding period of 1998.

	Communications and utilities remained constant at approximately $1.0 million during the quarter ended December 31, 1999, and the corresponding period of 1998. As a percentage of revenue, communications and utilities decreased to 1.8% of revenue for the three months ended December 31, 1999, compared with 2.0% for the corresponding period of 1998. The decrease is primarily a result of the fixed portion of communications and utilities applied against improved revenue per mile in the 1999 period.

------------------------------------------
(*) May contain forward looking statements

	Depreciation and amortization increased $0.1 million (6.1%) to $1.2 million during the quarter ended December 31, 1999 from $1.1 million for the corresponding period of 1998. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) increased to 2.2% of revenue for the three months ended December 31, 1999, from 2.1% for the corresponding period of 1998. The increase was primarily attributable to a lower recognized gain on the sale of revenue equipment during the three months ended December 31, 1999, compared with the recognized gain in the corresponding 1998 period. The Company realized a net gain on the sale of revenue equipment of $439,923 during the 1999 period compared with a net gain of $621,566 during the 1998 period.

	Rent increased $0.4 million (4.7%) to $8.8 million for the quarter ended December 31, 1999 from $8.4 million for the corresponding period of 1998. As a percentage of revenue, rent increased to 16.3% of revenue for the three months ended December 31, 1999, from 15.9% for the corresponding period of 1998 as the Company replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company continued to utilize operating leases during the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.(*)

	As a result of the foregoing, the Company's operating ratio increased to 99.8% for the three months ended December 31, 1999, from 99.3% for the corresponding period of 1998.

	Net interest expense remained constant at $0.3 million for the quarter ended December 31, 1999, compared with the corresponding period of 1998. As a percentage of revenue, net interest expense remained constant at 0.6% of revenue for the three months ended December 31, 1999, and the corresponding period in 1998.

	The Company's effective combined federal and state income tax rates for the three months ended December 31, 1999 and 1998 were 36.0% and 37.8%, respectively.

	As a result of the factors described above, net earnings decreased $0.2 million to a loss of $141,000 for the three months ended December 31, 1999, compared with net earnings of $45,000 for the corresponding period of 1998. As a percentage of revenue, net loss was 0.3% of revenue in the quarter ended December 31, 1999, compared with net earnings of 0.1% in the 1998 period.


Liquidity and Capital Resources

	The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently are cash and cash equivalents, and borrowings and leases with financial institutions and equipment manufacturers. During the three-month periods ended December 31, 1999 and 1998, the Company continued to finance its tractors with operating leases.

	Net cash used in operating activities was $2.0 million for the three months ended December 31, 1999. Accounts receivable increased $2.2 million, prepaid licensing on revenue equipment increased $1.6 million, accounts payable, accrued liabilities and accrued claims decreased $0.7 million collectively, and operating supplies and miscellaneous assets increased $0.2 million during the quarter. These uses of cash were offset by Federal income tax refunds of $1.5 million received during the quarter and a non-cash charge of $1.2 million for depreciation.

	Net cash provided by investing activities was $0.6 million for the three months ended December 31, 1999. The Company purchased $3.9 million of new property and revenue equipment and sold revenue equipment for $4.5 million. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $9.9 million through fiscal 2000. The Company expects projected capital expenditures to be funded mostly with operating leases, borrowings and cash flows from operations.(*)
------------------------------------------
(*) May contain forward looking statements

	Net cash used in financing activities was $0.8 million in the 1999 period, consisting of payments of $0.8 million of principal under the Company's long-term debt and capitalized lease agreements.

	The maximum amount committed under the Company's line of credit at December 31, 1999 was $20 million. As of December 31, 1999, the Company had drawn $10 million against the line. The interest rate on the line of credit is
1.75 percent above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. At December 31, 1999, the Company had other outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $10.8 million, most of which comprised obligations for the purchase of revenue equipment.

	The Company's working capital at December 31, 1999 was $17.7 million. Management believes that available borrowings under the line of credit, and future borrowings under installment notes payable or lease arrangements for revenue equipment will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 2000. (*)

Quantitative and Qualitative Disclosures About Market Risk

	The principal market risks to which the Company is exposed are fluctuation in fuel prices and interest rates on our debt financing.

	We are not engaged in any fuel hedging transactions. Thus, we are exposed to fluctuations in fuel prices but are not exposed to any market risk involving hedging costs.

	The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on our debt financing. Our variable rate debt consists of a revolving line of credit, an unsecured term loan and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At December 31, 1999, assuming borrowing equal to the $10.0 million drawn on the line of credit and $3.5 million on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $135,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $7.3 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $73,000 annually.



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

Item 2.		Changes in Securities.

		None.

Item 3.		Defaults Upon Senior Securities.

		None.

------------------------------------------
(*) May contain forward looking statements

Item 4.		Submission of Matters to a Vote of Security Holders.

	The Annual Meeting of Stockholders of Simon Transportation Services Inc. following the year ended September 30, 1999 was held February 4, 2000, at the corporate headquarters located at 5175 West 2100 South, West Valley City, Utah. Richard D. Simon, Chairman, President, and Chief Executive Officer, presided.

	The holders of 5,983,220 shares (representing 6,896,971 votes), which is approximately 98% of the total votes outstanding as of the record date, were represented at the annual meeting in person or by proxy. The three candidates for election as directors were elected to serve the terms specified in the proxy statement. The proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the 2000 fiscal year was approved. The tabulation of votes is listed in the table below.


SUMMARY OF MATTERS VOTED UPON BY STOCKHOLDERS

                                              Number of Votes
                                   For    Against     Abstain         Non-Vote
Election of Directors:
   Sherry L. Bokovoy         6,838,037         --      58,934          126,889
   Irene Warr                6,840,337         --      56,634          126,889
   Don L. Skaggs             6,835,556         --      61,415          126,889

Other Matters:
                                   For    Against     Abstain         Non-Vote
   Ratification of selection
   of	Arthur Andersen LLP
   as	independent public
   accountants               6,851,530     42,356       3,085          126,889

Item 5.		Other Information.

		None.

Item 6.		Exhibits and Reports on Form 8-K.

		(a)	Exhibits

Number	Description
  3.1    *	Articles of Incorporation
  3.2    *	Bylaws
  4.1    *	Articles of Incorporation
  4.2    *	Bylaws
 10.1    *	Outside Director Stock Option Plan.
 10.2    *	Incentive Stock Plan.
 10.3    *	401(k) Plan.
 10.4    #	Loan Agreement (Line of Credit) dated September 29, 1999 (replaced loan agreement dated April 29, 1996) between U.S. Bank of Utah and
            Simon Transportation Services Inc.
 11         Schedule of Computation of Net Income Per Share
 27		Financial Data Schedule



          * Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.

          #	Incorporated by reference from the Company's Annual Report on Form
            10-K for the period ended June 30, 1996, Commission File No.
            0-27208, dated December 11, 1999, and incorporated herein by reference.

	(b)	Reports on Form 8-K.

		None.

                                   SIGNATURE

		Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	                                      SIMON TRANSPORTATION SERVICES INC.,
                                            a    Nevada corporation

Date:	February 14, 2000			        By:	/s/ Alban B. Lang

							  (Signature)

							Alban B. Lang
							Treasurer, Chief Operating Officer
							and Chief Financial Officer