Form 10-Q
period 2000-03-31
SIMON TRANSPORTATION SERVICES INC
filed 2000-05-12
CIK 1000577

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549-1004
                 ------------------------------------

                               FORM 10-Q

                                (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                                               YES X NO
                                                                   -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2000).

                          Class A Common Stock, $.01 par value: 5,372,958 shares
                          Class B Common Stock, $.01 par value:   913,751 shares

                                                     Exhibit Index is on Page 13

                       SIMON TRANSPORTATION SERVICES INC.
                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


                                                                                                       PAGE
                                                                                                      NUMBER

Item 1.       Financial Statements:

              Condensed consolidated statements of financial position as of
                       March 31, 2000 and September 30, 1999                                               3

              Condensed consolidated statements of operations for the three
                       and six months ended March 31, 2000 and 1999                                        4

              Condensed consolidated statements of cash flows for the six months
                       ended March 31, 2000 and 1999                                                       5

              Notes to condensed consolidated financial statements                                         6

Item 2.       Management's discussion and analysis of financial condition and results
                       of operations                                                                       7

Item 3.       Quantitative and qualitative disclosures about market risk                                  11


                                                  PART II

                                             OTHER INFORMATION



Item 1.       Legal Proceedings                                                                           12

Item 2.       Changes in Securities                                                                       12

Item 3.       Defaults Upon Senior Securities                                                             12

Item 4.       Submission of Matters to a Vote of Security Holders                                         12

Item 5.       Other Information                                                                           13

Item 6.       Exhibits and Reports on Form 8-K                                                            13



                                                  SIMON TRANSPORTATION SERVICES INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                ASSETS
                                                                                 March 31, 2000           September 30, 1999
                                                                                 --------------           ------------------
                                                                                   (Unaudited)

Current Assets:
         Cash                                                                    $    5,649,400                $   8,658,268
         Receivables, net of allowance for doubtful accounts of
                  $335,000 and $285,000, respectively                                25,580,027                   22,862,685
         Operating supplies                                                           1,804,066                    1,468,216
         Prepaid expenses and other                                                   4,983,431                    5,367,117
                                                                         -----------------------     ------------------------
                  Total current assets                                               38,016,924                   38,356,286
                                                                         -----------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                         8,387,972                    8,387,972
         Revenue equipment                                                           44,155,155                   45,089,385
         Buildings and improvements                                                  18,551,035                   18,484,326
         Office furniture and equipment                                               9,015,195                    8,889,433
                                                                         -----------------------     ------------------------
                                                                                     80,109,357                   80,851,116
         Less accumulated depreciation and amortization                             (25,855,404)                 (23,203,536)
                                                                         -----------------------     ------------------------
                                                                                     54,253,953                   57,647,580
                                                                         -----------------------     ------------------------
Other Assets                                                                            602,974                      726,140
                                                                         -----------------------     ------------------------
                                                                                 $   92,873,851                $  96,730,006
                                                                         =======================     ========================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                       $    5,265,905                $   7,459,577
         Current portion of capitalized lease obligations                             2,223,882                    1,855,675
         Accounts payable                                                             6,146,405                    6,108,118
         Accrued liabilities                                                          3,418,128                    3,419,629
         Accrued claims payable                                                       2,206,554                    1,970,336
                                                                         -----------------------     ------------------------
                  Total current liabilities                                          19,260,874                   20,813,335
                                                                         -----------------------     ------------------------

Long-Term Debt, net of current portion                                               10,064,889                   11,718,580
                                                                         -----------------------     ------------------------
Capitalized Lease Obligations, net of current portion                                        --                      589,181
                                                                         -----------------------     ------------------------
Deferred Income Taxes                                                                 7,665,063                    7,665,063
                                                                         -----------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
                  authorized, none issued                                                    --                           --
         Class A common stock, $.01 par value, 20,000,000
                  shares authorized, 5,372,958 and 5,372,683
                  shares issued, respectively                                            53,730                       53,727
         Class B common stock, $.01 par value, 5,000,000
                  shares authorized, 913,751 shares issued                                9,138                        9,138
         Treasury stock, 176,600 shares at cost                                      (1,053,147)                  (1,053,147)
         Additional paid-in capital                                                  48,279,728                   48,277,256
         Retained earnings                                                            8,593,576                    8,656,873
                                                                         -----------------------     ------------------------
                  Total stockholders' equity                                         55,883,025                   55,943,847
                                                                         -----------------------     ------------------------
                                                                                 $   92,873,851                $  96,730,006
                                                                         =======================     ========================

See accompanying notes to condensed consolidated financial statements

                                                  SIMON TRANSPORTATION SERVICES INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                               For the Three Months Ended           For the Six Months Ended
                                                       -----------------------------------------------------------------------------
                                                            March 31, 2000     March 31, 1999     March 31, 2000      March 31, 1999
                                                            --------------     --------------     --------------      --------------
Operating Revenue                                            $ 55,158,876       $ 49,271,237      $ 109,019,258       $ 102,263,636
                                                       --------------------------------------------------------- -------------------

Operating Expenses:
         Salaries, wages, and benefits                         22,180,866         21,784,521         44,763,524          44,735,465
         Fuel and fuel taxes                                   12,178,214          8,367,331         22,569,814          17,302,681
         Operating supplies and expenses                        6,471,819          7,409,815         13,244,924          14,187,729
         Taxes and licenses                                     1,771,979          1,901,218          3,390,211           3,915,962
         Insurance and claims                                   1,588,567          1,760,834          3,012,137           3,117,309
         Communications and utilities                             846,681          1,106,483          1,808,018           2,150,189
         Depreciation and amortization                            976,618            940,142          2,184,815           2,079,050
         Rent                                                   8,599,077          8,716,670         17,403,169          17,121,770
                                                       --------------------------------------------------------- -------------------
                  Total operating expenses                     54,613,821         51,987,014        108,376,612         104,610,155
                                                       --------------------------------------------------------- -------------------
                  Operating earnings (loss)                       545,055         (2,715,777)           642,646          (2,346,519)
Net interest expense                                              423,309            381,347            741,548             678,034
                                                       --------------------------------------------------------- -------------------
Earnings (loss) before provision for income taxes                 121,746         (3,097,124)           (98,902)         (3,024,553)
Provision (benefit) for income taxes                               43,829         (1,170,713)           (35,605)         (1,143,281)
                                                       --------------------------------------------------------- -------------------
Net earnings (loss)                                            $   77,917       $ (1,926,411)     $     (63,297)      $  (1,881,272)
                                                       ========================================================= ===================

Net earnings (loss) per common share:
         Basic                                                 $     0.01       $      (0.32)     $       (0.01)      $       (0.31)
                                                       ========================================================= ===================
         Diluted                                               $     0.01       $      (0.32)     $       (0.01)      $       (0.31)
                                                       ========================================================= ===================

Weighted average common shares outstanding:
         Basic                                                  6,110,109          6,109,834          6,110,109           6,123,834
                                                       ========================================================= ===================
         Diluted                                                6,110,109          6,109,834          6,110,109           6,123,834
                                                       ========================================================= ===================

See accompanying notes to condensed consolidated financial statements



                                                  SIMON TRANSPORTATION SERVICES INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                          For the Six Months Ended
                                                                                ---------------------------------------------
                                                                                       March 31, 2000         March 31, 1999
                                                                                       --------------         --------------

Cash Flows From Operating Activities:
     Net loss                                                                           $     (63,297)        $   (1,881,272)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                 2,184,815              2,079,051
              Changes in operating assets and liabilities:
                  Increase in receivables, net                                             (2,717,342)            (2,662,152)
                  (Increase) decrease in operating supplies                                  (335,850)               148,127
                  Increase in prepaid expenses and other                                   (1,205,992)            (1,666,802)
                  Decrease (increase) in other assets                                         123,166               (104,947)
                  Increase in accounts payable                                                 38,287                383,804
                  Decrease in income taxes receivable                                       1,589,678                     --
                  Decrease in accrued liabilities                                              (1,500)              (122,648)
                  Increase in accrued claims payable                                          236,218                520,675
                                                                                ---------------------------------------------
                      Net cash used in operating activities                                  (151,817)            (3,306,164)
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                   (10,891,743)            (2,967,289)
     Proceeds from the sale of property and equipment                                      12,100,555              5,856,145
                                                                                ---------------------------------------------
                      Net cash provided by investing activities                             1,208,812              2,888,856
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Principal payments on long-term debt                                                  (3,847,363)            (3,752,568)
     Borrowings under line-of-credit agreement                                                     --              6,700,000
     Principal payments under capitalized lease obligations                                  (220,974)            (1,817,162)
     Purchase of treasury stock                                                                    --               (521,600)
     Net proceeds from issuance of Class A common stock                                         2,474                     --
                                                                                ---------------------------------------------
                      Net cash (used in) provided by financing activities                  (4,065,863)               608,670
                                                                                ---------------------------------------------

Net Increase (Decrease) In Cash                                                           (3,008,868)                191,362
Cash at Beginning of Period                                                                 8,658,268              7,826,365
                                                                                ---------------------------------------------

Cash at End of Period                                                                   $   5,649,400         $    8,017,727
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                       $     741,548         $      728,481
         Cash paid during the period for income taxes                                          41,851                 29,467

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


Forward-Looking Statements

This quarterly report and statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives may contain certain forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within the truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, and the availability and compensation of qualified drivers. Readers should review and consider the various disclosures made by the Company in this quarterly statement and in its reports to its stockholders and periodic reports on Forms 10-K and 10-Q.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal periods discussed in this report represent the Company's second fiscal quarters and first six months of its 2000 and 1999 fiscal years, respectively.

Results of Operations

Three months ended March 31, 2000 and 1999

         Operating revenue increased $5.9 million (12.0%) to $55.2 million for the three months ended March 31, 2000, from $49.3 million for the corresponding period of 1999. The increase in operating revenue was primarily attributable to a 7.3% increase in weighted average tractors, to 1,712 in the 2000 period from 1,595 in the corresponding 1999 period, and an increase in average revenue per tractor per week, to $2,471 in the 2000 period from $2,390 in the 1999 period. The increase in average revenue per tractor is primarily attributable to a higher per mile rate in the 2000 period.

         Salaries, wages, and benefits increased $0.4 million (1.8%) to $22.2 million during the quarter ended March 31, 2000 from $21.8 million in the 1999 period. As a percentage of revenue, salaries, wages, and benefits decreased to 40.2% of revenue for the three months ended March 31, 2000, from 44.2% for the corresponding period of 1999. The decrease was primarily attributable to a reduction of the Company's shop and administrative personnel. In July 1999, the Company eliminated the positions of approximately 25% of its non-driver personnel, mostly from the shop area. In addition, the fixed costs of shop and administrative personnel were offset by a higher per mile rate in the 2000 period.

         Fuel and fuel taxes increased $3.8 million (45.2%) to $12.2 million during the quarter ended March 31, 2000 from $8.4 million in the 1999 period. As a percentage of revenue, fuel and fuel taxes increased to 22.1% of revenue for the three months ended March 31, 2000, from 17.0% for the corresponding period of 1999, principally as a result of higher fuel prices. The Company has agreements in place with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel prices.(*)

         Operating supplies and expenses decreased $0.9 million (12.2%) to $6.5 million during the quarter ended March 31, 2000 from $7.4 million in the 1999 period. As a percentage of revenue, operating supplies and expenses decreased to 11.7% of revenue for the three months ended March 31, 2000, from 15.0% for the corresponding period of 1999, primarily as a result of decreased costs of repairs not covered under vehicle warranties and the Company's efforts to reduce the amount spent on operating supplies and expenses. In addition, improved revenue per mile in the 2000 period reduced operating supplies and expenses stated as a percentage of revenue.(*)

         Taxes and licenses decreased $0.1 million (5.3%) to $1.8 million during the quarter ended March 31, 2000 from $1.9 million for the corresponding period of 1999. As a percentage of revenue, taxes and licenses decreased to 3.2% of revenue for the three months ended March 31, 2000 from 3.9% for the corresponding period of 1999. The decrease is primarily attributable to more efficient licensing of the Company's fleet coupled with improved revenue per mile in the 2000 period. The fixed licensing costs were partially offset by a higher per mile rate during the 2000 period.

         Insurance and claims decreased $0.2 million (12.5%) to $1.6 million during the quarter ended March 31, 2000 from $1.8 million for the corresponding period of 1999. As a percentage of revenue, insurance and claims decreased to 2.9% of revenue for the three months ended March 31, 2000, from 3.6% for the

-----------------

(*) May contain "forward-looking" statements.

corresponding period of 1999 primarily because of a decrease in the number and severity of accidents experienced by the Company during the 2000 quarter.

         Communications and utilities decreased $0.3 million (27.3%) to $0.8 million during the quarter ended March 31, 2000 from $1.1 million for the corresponding period of 1999. As a percentage of revenue, communications and utilities decreased to 1.5% of revenue for the three months ended March 31, 2000, compared with 2.2% of revenue for the corresponding period of 1999. The decrease as a percentage of revenue is primarily attributable to improved revenue per mile in the 2000 period and more efficient use of the Company's satellite communication and long distance services. The Company has reduced its long distance phone rates by over 40%.(*)

         Depreciation and amortization remained essentially constant at $1.0 million during the quarter ended March 31, 2000 compared to $0.9 million for the corresponding period of 1999. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 1.8% of revenue for the three months ended March 31, 2000, from 1.9% for the corresponding period of 1999. The decrease as a percentage of revenue is primarily attributable to improved revenue per mile in the 2000 period and the fact that the Company has financed new equipment under operating lease agreements. The Company realized a net gain of $631,623 on the sale of property and revenue equipment during the 2000 period compared with a $626,083 net gain during the 1999 period.

         Rent decreased $0.1 million (1.1%) to $8.6 million during the quarter ended March 31, 2000 from $8.7 million for the corresponding period of 1999. As a percentage of revenue, rent decreased to 15.6% of revenue for the three months ended March 31, 2000, from 17.7% for the corresponding period of 1999 as the Company reduced its tractor to trailer ratio from the 1999 period. In addition, the Company benefited from the timing of its equipment trades during the 2000 quarter. Many trade vehicles had lease terms which expired early in the quarter. Because of new equipment delivery schedules, the Company was able to utilize this equipment until replacement vehicles arrived at a reduced cost. The Company continued to utilize operating leases to finance new equipment in the quarter ended March 31, 2000 primarily because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.(*)

         As a result of the foregoing, the Company's operating ratio decreased to 99.0% for the three months ended March 31, 2000, from 105.5% for the corresponding period of 1999.

         Net interest expense increased $42,000 (11.0%) to $423,000 during the quarter ended March 31, 2000 from $381,000 for the corresponding period of 1999. As a percentage of revenue, net interest expense remained constant at 0.8% of revenue for the three months ended March 31, 2000 and the corresponding period in 1999.

         The Company's effective combined federal and state income tax rates for the three months ended March 31, 2000 and 1999 were 36.0% and 37.8%, respectively.

         As a result of the factors described above, the Company generated net earnings of $77,917 for the three months ended March 31, 2000, compared with a net loss of $1,926,411 for the corresponding period of 1999.

Six months ended March 31, 2000 and 1999

         Operating revenue increased $6.7 million (6.5%) to $109.0 million for the six months ended March 31, 2000, from $102.3 million for the corresponding period of 1999. The increase in operating revenue was primarily attributable to a 6.2% increase in weighted average tractors, to 1,696 in the 2000 period from 1,597 in the corresponding 1999 period, and an increase in the per mile rate in

-----------------

(*) May contain "forward-looking" statements.

the 2000 period. These increases were partially offset by a decrease in average revenue per tractor per week, to $2,467 in the 2000 period from $2,482 in the 1999 period.

         Salaries, wages, and benefits increased $0.1 million (0.2%) to $44.8 million during the six months ended March 31, 2000 from $44.7 million in the 1999 period. As a percentage of revenue, salaries, wages, and benefits decreased to 41.1% of revenue for the six months ended March 31, 2000, from 43.7% for the corresponding period of 1999. The decrease was primarily attributable to a reduction of the Company's shop and administrative personnel. In July 1999, the Company eliminated the positions of approximately 25% of its non-driver personnel, mostly from the shop area. In addition, the fixed costs of shop and administrative personnel were offset by a higher per mile rate in the 2000 period.

         Fuel and fuel taxes increased $5.3 million (30.6%) to $22.6 million during the six months ended March 31, 2000 from $17.3 million in the 1999 period. As a percentage of revenue, fuel and fuel taxes increased to 20.7% of revenue for the six months ended March 31, 2000, from 16.9% for the corresponding period of 1999, principally as a result of higher fuel prices. The Company has agreements with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel surcharges.(*)

         Operating supplies and expenses decreased $1.0 million (7.0%) to $13.2 million during the six months ended March 31, 2000 from $14.2 million in the 1999 period. As a percentage of revenue, operating supplies and expenses decreased to 12.1% of revenue for the six months ended March 31, 2000, from 13.9% for the corresponding period of 1999, primarily as a result of decreased costs of repairs not covered under vehicle warranties and the Company's efforts to reduce the amount spent on operating supplies and expenses. In addition, improved revenue per mile in the 2000 period reduced operating supplies and expenses stated as a percentage of revenue.(*)

         Taxes and licenses decreased $0.5 million (12.8%) to $3.4 million during the six months ended March 31, 2000 from $3.9 million for the corresponding period of 1999. As a percentage of revenue, taxes and licenses decreased to 3.1% of revenue for the six months ended March 31, 2000, from 3.8% of revenue for the corresponding period of 1999. The decrease is primarily attributable to more efficient licensing of the Company's fleet coupled with improved revenue per mile in the 2000 period. The fixed licensing costs were partially offset by a higher per mile rate during the 2000 period.

         Insurance and claims decreased $0.1 million (3.2%) to $3.0 million during the six months ended March 31, 2000 from $3.1 million for the corresponding period of 1999. As a percentage of revenue, insurance and claims decreased to 2.8% of revenue for the six months ended March 31, 2000, from 3.0% for the corresponding period of 1999 primarily because of a decrease in the number and severity of accidents experienced by the Company during the period.

         Communications and utilities decreased $0.3 million (14.3%) to $1.8 million during the six months ended March 31, 2000 from $2.1 million for the corresponding period of 1999. As a percentage of revenue, communications and utilities decreased to 1.7% of revenue for the six months ended March 31, 2000, compared with 2.1% of revenue for the corresponding period of 1999. The decrease as a percentage of revenue is principally attributable to improved revenue per mile in the 2000 period and more efficient use of the Company's satellite communication and long distance services. The Company has reduced its long distance phone rates by over 40%.(*)

         Depreciation and amortization increased $0.1 million (4.8%) to $2.2 million during the six months ended March 31, 2000 from $2.1 million for the corresponding period of 1999. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) remained essentially constant at 2.0% of revenue for the six months ended March 31, 2000, and the corresponding period of 1999. The increase in total depreciation is principally attributable to a reduced gain in the 2000 period compared with the 1999 period. The Company realized a net gain of $1,051,282 on

-----------------

(*) May contain "forward-looking" statements.

the sale of property and revenue equipment during the 2000 period compared with a $1,247,649 net gain during the 1999 period.

         Rent increased $0.3 million (1.8%) to $17.4 million during the six months ended March 31, 2000 from $17.1 million for the corresponding period of 1999. As a percentage of revenue, rent decreased to 16.0% of revenue for the six months ended March 31, 2000, from 16.7% for the corresponding period of 1999 as the Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent six months because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.(*)

         As a result of the foregoing, the Company's operating ratio decreased to 99.4% for the six months ended March 31, 2000, from 102.3% for the corresponding period of 1999.

         Net interest expense remained constant at $0.7 million during the six months ended March 31, 2000 and the corresponding period of 1999. As a percentage of revenue, net interest expense remained constant at 0.7% of revenue for the six months ended March 31, 2000, and the corresponding period in 1999.

         The Company's effective combined federal and state income tax rates for the six months ended March 31, 2000 and 1999 were 36.0% and 37.8%, respectively.

         As a result of the factors described above, the Company experienced a net loss of $63,297 for the six months ended March 31, 2000, compared with a net loss of $1,881,272 for the corresponding period of 1999.


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently are cash and cash equivalents, and borrowings and leases with financial institutions and equipment manufacturers. During the six-month periods ended March 31, 2000 and 1999, the Company continued to finance its tractors with operating leases.

         Net cash used in operating activities was $0.2 million for the six months ended March 31, 2000. Accounts receivable increased $2.7 million, prepaid licensing on revenue equipment increased $1.2 million, and operating supplies and miscellaneous assets increased $0.2 million during the period. These uses of cash were substantially offset by Federal and state income tax refunds of $1.6 million received during the period, a non-cash charge of $2.2 million in depreciation and a $0.3 million collective increase in accounts payable, accrued liabilities and accrued claims.

         Net cash provided by investing activities was $1.2 million for the six months ended March 31, 2000, as the Company purchased $10.9 million of new property and revenue equipment and sold revenue equipment for $12.1 million. The Company expects capital expenditures (primarily for revenue equipment, and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $29.3 million through calendar 2000. The Company expects projected capital expenditures to be funded mostly with operating leases, borrowings and cash flows from operations.(*)

-----------------

(*) May contain "forward-looking" statements.

         Net cash used in financing activities was $4.1 million in the 2000 period, consisting of payments of $4.1 million of principal under the Company's long-term debt and capitalized lease agreements.

         The maximum amount committed under the Company's line of credit at March 31, 2000 was $20 million. As of March 31, 2000, the Company had drawn $10 million against the line. The interest rate on the line of credit is 1.75 percent above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. At March 31, 2000, the Company had other outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $7.6 million, most of which comprised obligations for the purchase of revenue equipment.

         The Company's working capital at March 31, 2000 was $18.8 million. Management believes that available borrowings under the line of credit, and future borrowings under installment notes payable or lease arrangements for revenue equipment will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 2000.(*)


Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are fluctuation in fuel prices and interest rates on our debt financing.

         We are not engaged in any fuel hedging transactions. Thus, we are exposed to fluctuations in fuel prices but are not exposed to any market risk involving hedging costs.

         We also are exposed to interest rate risks on our debt financing. Our variable rate debt consists of a revolving line of credit, an unsecured term loan and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At March 31, 2000, assuming borrowing equal to the $10.0 million drawn on the line of credit and $2.3 million on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $123,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $5.3 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $53,000 annually.

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

                  The holders of 5,983,220 shares (representing 6,896,971 votes), which is approximately 98% of the total votes outstanding as of the record date, were represented at the annual meeting in person or by proxy. The three candidates for election as directors were elected to serve terms of three years. The proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the 2000 fiscal year was approved. The tabulation of votes is listed in the table below.



                                             SUMMARY OF MATTERS VOTED UPON BY STOCKHOLDERS

                                                                              Number of Votes
                                                           For          Against         Abstain         Non-Vote
                                                           ---          -------         -------         --------
Election of Directors:
         Sherry L. Bokovoy                           6,838,037               --          58,934          126,889
         Irene Warr                                  6,840,337               --          56,634          126,889
         Don L. Skaggs                               6,835,556               --          61,415          126,889

Other Matters:                                             For          Against         Abstain         Non-Vote
                                                           ---          -------         -------         --------
         Ratification of selection of                6,851,530           42,356           3,085          126,889
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


 * Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995.

 # Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended September 30, 1999, Commission File No. 0-27208, dated December 11, 1999, and incorporated herein by reference.


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


                                             SIMON TRANSPORTATION SERVICES INC.,
                                             a    Nevada corporation

Date:    May 12, 2000                        By:      /s/ Alban B. Lang
         --------------------------------             -----------------
                                                      (Signature)

                                                       Alban B. Lang
                                                       Treasurer and
                                                       Chief Financial Officer