Form 10-Q
period 2000-06-30
SIMON TRANSPORTATION SERVICES INC
filed 2000-08-15
CIK 1000577

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549-1004
                   ------------------------------------

                                FORM 10-Q

                               (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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


                                                               YES X NO
                                                                   -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2000).

            Class A Common Stock, $.01 par value: 5,372,958 shares
            Class B Common Stock, $.01 par value:   913,751 shares

                                                     Exhibit Index is on Page 13

                          SIMON TRANSPORTATION SERVICES INC.
                                  TABLE OF CONTENTS

                                       PART I

                               FINANCIAL INFORMATION


                                                                                                         PAGE
                                                                                                        NUMBER

Item 1.       Financial Statements:

              Condensed consolidated statements of financial position as of
                       June 30, 2000 and September 30, 1999                                                3

              Condensed consolidated statements of earnings for the three months and nine
                       months ended June 30, 2000 and 1999                                                 4

              Condensed consolidated statements of cash flows for the nine months ended June
                       30, 2000 and 1999                                                                   5

              Notes to condensed consolidated financial statements                                         6

Item 2.       Management's discussion and analysis of financial condition and results of
                       operations                                                                          7



                                                  PART II

                                             OTHER INFORMATION



Item 1.       Legal Proceedings                                                                           12

Item 2.       Changes in Securities                                                                       12

Item 3.       Defaults Upon Senior Securities                                                             12

Item 4.       Submission of Matters to a Vote of Security Holders                                         12

Item 5.       Other Information                                                                           12

Item 6.       Exhibits and Reports on Form 8-K                                                            13


                                                  SIMON TRANSPORTATION SERVICES INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                ASSETS

                                                                                  June 30, 2000           September 30, 1999
                                                                                  -------------           ------------------
                                                                                   (Unaudited)
Current Assets:
         Cash                                                                     $   6,158,612               $    8,658,268
         Receivables, net of allowance for doubtful accounts of
         $260,000 and $285,000, respectively                                         26,635,241                   22,862,685
         Operating supplies                                                           1,667,520                    1,468,216
         Prepaid expenses and other                                                   5,148,881                    5,367,117
                                                                         -----------------------     ------------------------
                  Total current assets                                               39,610,254                   38,356,286
                                                                         -----------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                         8,387,972                    8,387,972
         Revenue equipment                                                           42,089,929                   45,089,385
         Buildings and improvements                                                  18,572,335                   18,484,326
         Office furniture and equipment                                               9,119,369                    8,889,433
                                                                         -----------------------     ------------------------
                                                                                     78,169,605                   80,851,116
         Less accumulated depreciation and amortization                             (26,070,812)                 (23,203,536)
                                                                         -----------------------     ------------------------
                                                                                     52,098,793                   57,647,580
                                                                         -----------------------     ------------------------
Other Assets                                                                            746,042                      726,140
                                                                         -----------------------     ------------------------
                                                                                  $  92,455,089               $   96,730,006
                                                                         =======================     ========================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                        $   3,491,688               $    7,459,577
         Current portion of capitalized lease obligations                             2,020,299                    1,855,675
         Accounts payable                                                             5,304,928                    6,108,118
         Accrued liabilities                                                          3,353,364                    3,419,629
         Accrued claims payable                                                       2,004,171                    1,970,336
                                                                         -----------------------     ------------------------
                  Total current liabilities                                          16,174,450                   20,813,335
                                                                         -----------------------     ------------------------

Long-Term Debt, net of current portion                                               13,000,000                   11,718,580
                                                                         -----------------------     ------------------------
Capitalized Lease Obligations, net of current portion                                        --                      589,181
                                                                         -----------------------     ------------------------
Deferred Income Taxes                                                                 7,665,063                    7,665,063
                                                                         -----------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
           authorized, none issued                                                           --                           --
         Class A common stock, $.01 par value, 20,000,000
           shares authorized, 5,372,958 and 5,372,683
           shares issued, respectively                                                   53,730                       53,727
         Class B common stock, $.01 par value, 5,000,000
           shares authorized, 913,751 shares issued                                       9,138                        9,138
         Treasury stock, 176,600 shares held at cost                                 (1,053,147)                  (1,053,147)
         Additional paid-in capital                                                  48,279,728                   48,277,256
         Retained earnings                                                            8,326,127                    8,656,873
                                                                         -----------------------     ------------------------
                  Total stockholders' equity                                         55,615,576                   55,943,847
                                                                         -----------------------     ------------------------
                                                                                  $  92,455,089               $   96,730,006
                                                                         =======================     ========================

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



                                                  SIMON TRANSPORTATION SERVICES INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (Unaudited)

                                                               For the Three Months Ended           For the Nine Months Ended
                                                          --------------------------------------------------------------------------
                                                            June 30, 2000      June 30, 1999      June 30, 2000       June 30, 1999
                                                            -------------      -------------      -------------       -------------

Operating Revenue                                            $ 60,947,670       $ 53,599,181       $169,966,928        $155,862,817
                                                          --------------------------------------------------------- ----------------

Operating Expenses:
         Salaries, wages, and benefits                         24,720,374         23,197,573         69,483,898          67,933,038
         Fuel & fuel taxes                                     13,824,960          9,614,285         36,394,774          26,916,966
         Operating supplies and expenses                        7,221,985          7,446,816         20,466,909          21,634,545
         Taxes and licenses                                     1,682,139          1,629,903          5,072,350           5,545,865
         Insurance and claims                                   1,925,803          1,849,620          4,937,940           4,966,929
         Communications and utilities                           1,003,943          1,121,009          2,811,961           3,271,198
         Depreciation and amortization                          1,060,415          1,110,584          3,245,230           3,189,634
         Rent                                                   9,590,497          8,687,677         26,993,666          25,809,447
                                                          --------------------------------------------------------- ----------------
                  Total operating expenses                     61,030,116         54,657,467        169,406,728         159,267,622
                                                          --------------------------------------------------------- ----------------
                  Operating earnings (loss)                       (82,446)        (1,058,286)           560,200          (3,404,805)
         Net interest expense                                    (335,444)          (334,745)        (1,076,992)         (1,012,779)
                                                          --------------------------------------------------------- ----------------
Loss before income taxes                                         (417,890)        (1,393,031)          (516,792)         (4,417,584)
Benefit for income taxes                                         (150,440)          (526,566)          (186,045)         (1,669,847)
                                                          --------------------------------------------------------- ----------------
Net loss                                                      $  (267,450)       $  (866,465)       $  (330,747)       $ (2,747,737)
                                                          ========================================================= ================


Net loss per common share
         Basic                                                $    ( 0.04)       $    ( 0.14)        $    (0.05)         $    (0.45)
                                                          ========================================================= ================
         Diluted                                              $    ( 0.04)       $    ( 0.14)        $    (0.05)         $    (0.45)
                                                          ========================================================= ================

Weighted average common shares outstanding
         Basic                                                  6,110,109          6,109,834          6,110,109           6,119,167
                                                          ========================================================= ================
         Diluted                                                6,110,109          6,109,834          6,110,109           6,119,167
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



                                                  SIMON TRANSPORTATION SERVICES INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                             For the Nine Months Ended
                                                                                    ---------------------------------------------
                                                                                         June 30, 2000         June 30, 1999
                                                                                         -------------         -------------

Cash Flows From Operating Activities:
     Net loss                                                                           $    (330,747)        $   (2,747,737)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
              Depreciation and amortization                                                 3,245,230              3,189,634
              Changes in operating assets and liabilities:
                  Receivables, net                                                         (3,772,556)            (3,283,805)
                  Operating supplies                                                         (199,304)                24,335
                  Prepaid expenses and other                                               (1,423,122)            (1,724,438)
                  Deferred tax asset                                                          (14,980)                    --
                  Other assets                                                                (19,902)              (105,574)
                  Accounts payable                                                           (803,190)             1,123,941
                  Income taxes receivable                                                   1,656,338                     --
                  Accrued liabilities                                                         (66,264)               319,282
                  Accrued claims payable                                                       33,835                337,596
                                                                                ---------------------------------------------
                      Net cash used in operating activities                                (1,694,662)            (2,866,766)
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                   (14,037,104)            (3,921,776)
     Proceeds from the sale of property and equipment                                      16,340,661              6,395,000
                                                                                ---------------------------------------------
                      Net cash provided by investing activities                             2,303,557              2,473,224
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Principal payments on long-term debt                                                  (5,686,469)            (5,646,096)
     Borrowings under line-of-credit agreement                                              3,000,000              6,700,000
     Principal payments under capitalized lease obligations                                  (424,557)            (1,923,196)
     Increase in receivable from sale of equipment                                                 --               (531,255)
     Purchase of treasury stock                                                                    --               (521,600)
     Net proceeds from issuance of Class A common stock                                         2,475                      1
                                                                                ---------------------------------------------
                      Net cash used in financing activities                                (3,108,551)            (1,922,146)
                                                                                ---------------------------------------------

Net Decrease In Cash                                                                       (2,499,656)            (2,315,688)
Cash at Beginning of Period                                                                 8,658,268              7,826,365
                                                                                ---------------------------------------------

Cash at End of Period                                                                    $  6,158,612           $  5,510,677
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                        $  1,076,992           $  1,103,149
         Cash paid during the period for income taxes                                          54,175                 32,486

Supplemental Schedule of Noncash Investing and Financing Activities:
         Sale of equipment in exchange for receivable paid after
              period end                                                                           --                531,255


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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal periods discussed in this report represent the Company's third fiscal quarters and nine months of its 2000 and 1999 fiscal years, respectively.


Results of Operations

Three months ended June 30, 2000 and 1999

         Operating revenue increased $7.3 million (13.7%) to $60.9 million for the three months ended June 30, 2000, from $53.6 million for the corresponding period of 1999. The increase in operating revenue was primarily attributable to an 11.8% increase in weighted average tractors, to 1,854 in the 2000 period from 1,658 in the corresponding 1999 period, and an increase in average revenue per tractor per week, including an increase in fuel surcharge, to $2,529 in the 2000 period from $2,512 in the 1999 period.

         Salaries, wages, and benefits increased $1.5 million (6.6%) to $24.7 million during the quarter ended June 30, 2000 from $23.2 million in the 1999 period. As a percentage of revenue, salaries, wages, and benefits decreased to 40.6% of revenue for the three months ended June 30, 2000, from 43.3% for the corresponding period of 1999. The decrease was primarily attributable to a reduction of the Company's shop and administrative personnel. In July 1999, the Company eliminated the positions of approximately 25% of its non-driver personnel, mostly from the shop area. In addition, the fixed costs of shop and administrative personnel were offset by a higher per mile rate in the 2000 period.

         Fuel and fuel taxes increased $4.2 million (43.8%) to $13.8 million during the quarter ended June 30, 2000 from $9.6 million in the 1999 period. As a percentage of revenue, fuel and fuel taxes increased to 22.7% of revenue for the three months ended June 30, 2000, from 17.9% for the corresponding period of 1999, principally as a result of higher fuel prices in the 2000 period as compared with the 1999 period. The Company has agreements in place with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel prices.(*)

         Operating supplies and expenses decreased $0.2 million (3.0%) to $7.2 million during the quarter ended June 30, 2000 from $7.4 million in the 1999 period. As a percentage of revenue, operating supplies and expenses decreased to 11.8% of revenue for the three months ended June 30, 2000, from 13.9% for the corresponding period of 1999, primarily as a result of decreased costs of repairs not covered under vehicle warranties and the Company's efforts to reduce the amount spent on operating supplies and expenses. In addition, improved revenue per mile in the 2000 period reduced operating supplies and expenses stated as a percentage of revenue.(*)

         Taxes and licenses increased $0.1 million (3.2%) to $1.7 million during the quarter ended June 30, 2000 from $1.6 million for the corresponding period of 1999. As a percentage of revenue, taxes and licenses decreased to 2.8% of revenue for the three months ended June 30, 2000, from 3.0% for the


(*) May contain forward-looking statements.

corresponding period of 1999. The decrease was primarily attributable to more efficient licensing of the Company's fleet coupled with improved revenue per mile in the 2000 period. The fixed licensing costs were partially offset by a higher per mile rate during the 2000 period.

         Insurance and claims increased $0.1 million (4.1%) to $1.9 million during the quarter ended June 30, 2000 from $1.8 million for the corresponding period of 1999. As a percentage of revenue, insurance and claims decreased to 3.2% of revenue for the three months ended June 30, 2000, from 3.5% for the corresponding period of 1999. The Company received an extension of the highest DOT safety and fitness rating of "satisfactory" on July 6, 2000.

         Communications and utilities decreased $0.1 million (10.4%) to $1.0 million during the quarter ended June 30, 2000, from $1.1 million for the corresponding period of 1999. As a percentage of revenue, communications and utilities decreased to 1.6% of revenue for the three months ended June 30, 2000, compared with 2.1% for the corresponding period of 1999. The decrease as a percentage of revenue was primarily attributable to improved revenue per mile in the 2000 period and more efficient use of the Company's satellite communication and long distance services. The Company has reduced its long distance phone rates by over 40%.(*)

         Depreciation and amortization remained constant at $1.1 million during each of the quarters ended June 30, 2000 and 1999. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 1.7% of revenue for the three months ended June 30, 2000, from 2.1% for the corresponding period of 1999. The decrease as a percentage of revenue was primarily attributable to improved revenue per mile in the 2000 period and the fact that the Company has financed new equipment under operating lease agreements. The Company realized a net gain of $378,363 on the sale of property and revenue equipment during the 2000 period compared with a $527,387 net gain during the 1999 period.

         Rent increased $0.9 million (10.4%) to $9.6 million during the quarter ended June 30, 2000 from $8.7 million for the corresponding period of 1999. As a percentage of revenue, rent decreased to 15.7% of revenue for the three months ended June 30, 2000, from 16.2% for the corresponding period of 1999 as the Company reduced its tractor to trailer ratio from the 1999 period. The Company continued to utilize operating leases to finance new equipment in the quarter ended June 30, 2000. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.(*)

         As a result of the foregoing, the Company's operating ratio decreased to 100.1% for the three months ended June 30, 2000, from 102.0% for the corresponding period of 1999.

         Net interest expense remained constant at $335,000 during the each of the quarters ended June 30, 2000 and 1999. As a percentage of revenue, net interest expense remained constant at 0.6% of revenue for the three months ended June 30, 2000 and the corresponding period of 1999.

         The Company's effective combined federal and state income tax rates for
the  three   months  ended  June  30,  2000  and  1999  were  36.0%  and  37.8%, respectively.

         As a result of the factors described above, the Company experienced a net loss of $267,450 for the three months ended June 30, 2000, compared with a net loss of $866,465 for the corresponding period of 1999.

Nine months ended June 30, 2000 and 1999

         Operating revenue increased $14.1 million (9.0%) to $170.0 million for the nine months ended June 30, 2000, from $155.9 million for the corresponding period of 1999. The increase in operating revenue was primarily attributable to an 8.2% increase in weighted average tractors, to 1,749 in the 2000 period from 1,617 in the 1999 period. This increase was partially offset by a decrease in average revenue per tractor per week, including fuel surcharge, to $2,489 in the 2000 period from $2,492 in the 1999 period.

         Salaries, wages, and benefits increased $1.6 million (2.3%) to $69.5 million during the nine months ended June 30, 2000 from $67.9 million in the 1999 period. As a percentage of revenue, salaries, wages, and benefits decreased to 40.9% of revenue for the nine months ended June 30, 2000, from 43.6% for the corresponding period of 1999. The decrease was primarily attributable to a


(*) May contain forward-looking statements.

reduction of the Company's shop and administrative personnel. In July 1999, the Company eliminated the positions of approximately 25% of its non-driver personnel, mostly from the shop area. In addition, the fixed costs of shop and administrative personnel were offset by a higher per mile rate in the 2000 period.

         Fuel and fuel taxes increased $9.5 million (35.2%) to $36.4 million during the nine months ended June 30, 2000 from $26.9 million in the 1999 period. As a percentage of revenue, fuel and fuel taxes increased to 21.4% of revenue for the nine months ended June 30, 2000, from 17.3% for the corresponding period of 1999, principally as a result of higher fuel prices. The Company has agreements with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel surcharges.(*)

         Operating supplies and expenses decreased $1.1 million (5.4%) to $20.5 million during the nine months ended June 30, 2000 from $21.6 million in the 1999 period. As a percentage of revenue, operating supplies and expenses decreased to 12.0% of revenue for the nine months ended June 30, 2000, from 13.9% for the corresponding period of 1999. The decrease was primarily a result of decreased costs of repairs not covered under vehicle warranties and the Company's efforts to reduce the amount spent on operating supplies and expenses. In addition, improved revenue per mile in the 2000 period reduced operating supplies and expenses stated as a percentage of revenue.(*)

         Taxes and licenses decreased $0.4 million (8.5%) to $5.1 million during the nine months ended June 30, 2000 from $5.5 million for the corresponding period of 1999. As a percentage of revenue, taxes and licenses decreased to 3.0% of revenue for the nine months ended June 30, 2000, from 3.6% of revenue for the corresponding period of 1999. The decrease was primarily attributable to more efficient licensing of the Company's fleet coupled with improved revenue per mile in the 2000 period. The fixed licensing costs were partially offset by a higher per mile rate during the 2000 period.

         Insurance and claims decreased $0.1 million (0.6%) to $4.9 million during the nine months ended June 30, 2000 from $5.0 million for the corresponding period of 1999. As a percentage of revenue, insurance and claims decreased to 2.9% of revenue for the nine months ended June 30, 2000, from 3.2% for the corresponding period of 1999. Improved revenue per mile in the 2000 period reduced insurance and claims stated as a percentage of revenue. In addition, the Company received an extension of the highest DOT safety and fitness rating of "satisfactory" on July 6, 2000.

         Communications and utilities decreased $0.5 million (14.0%) to $2.8 million during the nine months ended June 30, 2000 from $3.3 million for the corresponding period of 1999. As a percentage of revenue, communications and utilities decreased to 1.7% of revenue for the nine months ended June 30, 2000, compared with 2.1% for the corresponding period of 1999. The decrease as a percentage of revenue was principally attributable to improved revenue per mile in the 2000 period and more efficient use of the Company's satellite communication and long distance services. The Company has reduced its long distance phone rates by over 40%.(*)

         Depreciation and amortization remained constant at $3.2 million during each of the nine month periods ended June 30, 2000 and 1999. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) remained essentially constant at 1.9% of revenue for the nine months ended June 30, 2000, compared with 2.0% for the corresponding period of 1999. The Company realized a net gain of $1,456,663 on the sale of property and revenue equipment during the 2000 period compared with a $1,775,036 net gain during the 1999 period.

         Rent increased $1.2 million (4.6%) to $27.0 million during the nine months ended June 30, 2000 from $25.8 million for the corresponding period of 1999. As a percentage of revenue, rent decreased to 15.9% of revenue for the nine months ended June 30, 2000, from 16.6% for the corresponding period of 1999 as the Company reduced its tractor to trailer ratio from the 1999 period. The decrease is also attributable to improved revenue per mile in the 2000 period. The Company added new equipment and replaced equipment that had been financed under capital lease arrangements with equipment financed under operating leases. The Company has utilized operating leases in the most recent nine months. If the Company continues to use operating lease financing, its operating ratio will


(*) May contain forward-looking statements.

continue to be affected in future periods because the implied financing costs of
such  equipment  are  included  as  operating   expenses   instead  of  interest
expense.(*)

         As a result of the foregoing, the Company's operating ratio decreased to 99.7% for the nine months ended June 30, 2000, from 102.2% for the corresponding period of 1999.

         Net interest expense increased $0.1 million (6.3%) to $1.1 million during the nine months ended June 30, 2000 from $1.0 million for the corresponding period of 1999. As a percentage of revenue, net interest expense remained constant at 0.6% of revenue for the nine months ended June 30, 2000, and the corresponding period of 1999.

         The Company's effective combined federal and state income tax rates for the nine months ended June 30, 2000 and 1999 were 36.0% and 37.8%, respectively.

         As a result of the factors described above, the Company experienced a net loss of $330,747 for the nine months ended June 30, 2000, compared to a net loss of $2,747,737 for the corresponding period of 1999.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently are cash and cash equivalents, and borrowings and leases with financial institutions and equipment manufacturers. During the nine-month periods ended June 30, 2000 and 1999, the Company continued to finance its tractors with operating leases.

         Net cash used in operating activities was $1.7 million for the nine months ended June 30, 2000. Accounts receivable increased $3.8 million, prepaid licensing on revenue equipment increased $1.4 million, and accrued payables and other liabilities decreased $0.9 million during the period. These uses of cash were substantially offset by Federal and state income tax refunds of $1.6 million received during the period and a non-cash charge of $3.2 million in depreciation.

         Net cash provided by investing activities was $2.3 million for the nine months ended June 30, 2000, as the Company purchased $14.0 million of new revenue equipment and furniture and fixtures. The Company sold property and equipment for $16.3 million. The Company expects capital expenditures for purchased or leased equipment (primarily for revenue equipment and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $23.0 million through calendar 2000. The Company expects projected capital expenditures to be funded mostly with operating leases, borrowings and cash flows from operations.(*)

         Net cash used in financing activities was $3.1 million in the 2000 period, consisting primarily of a $3.0 million borrowing on the Company's line of credit offset by payments of $6.1 million of principal under the Company's long-term debt and capitalized lease agreements.

         The maximum amount committed under the Company's line of credit at June 30, 2000 was $20 million. As of June 30, 2000, the Company had drawn $13 million against the line. The interest rate on the line of credit is 1.75 percent above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. At June 30, 2000, the Company had other outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $5.5 million, most of which comprised obligations for the purchase of revenue equipment.

         The Company's working capital at June 30, 2000 was $23.4 million. Management believes that available borrowings under the line of credit, and future borrowings under installment notes payable or lease arrangements for revenue equipment will allow the Company to continue to meet its working capital


(*) May contain forward-looking statements.

requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through calendar year 2000.(*)

Quantitative and Qualitative Disclosures About Market Risk

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

         We also are exposed to interest rate risks on our debt financing. Our variable rate debt consists of a revolving line of credit, an unsecured term loan and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At June 30, 2000, assuming borrowing equal to the $13.0 million drawn on the line of credit and $1.1 million on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $141,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $4.4 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $44,000 annually.




(*) May contain forward-looking statements.

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

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  On May 23, 2000, Jerry Moyes, a shareholder of the Company, announced his intention to solicit written consents from the Company's shareholders for the purpose of amending the Company's bylaws and electing Mr. Moyes and his designees as a majority of the Company's Board of Directors. On June 13, 2000, the Company announced its opposition to Mr. Moyes' consent solicitation. On June 30, 2000, Mr. Moyes announced that he had withdrawn his solicitation. No meeting of the Company's shareholders was held with respect to Mr. Moyes solicitation effort and no tendered consents were delivered to the Company for tabulation.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

Number            Description

  3.1    *  Articles of Incorporation
  3.2    *  Bylaws
  4.1    *  Articles of Incorporation
  4.2    *  Bylaws
 10.1    *  Outside Director Stock Option Plan.
 10.2    *  Incentive Stock Plan.
 10.3    *  ss.401(k) Plan.
 10.4    #  Loan Agreement (Line of Credit) dated  September 29, 1999  (replaced loan agreement dated April 29, 1996) between  U.S.  Bank of Utah and
            Simon Transportation Services Inc.
 11         Schedule of Computation of Net Income Per Share
 27         Financial Data Schedule


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

Date:    August 14, 2000         By:      /s/ Alban B. Lang
         ----------------                 -----------------
                                           (Signature)

                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer