Form 10-K
period 2000-09-30
SIMON TRANSPORTATION SERVICES INC
filed 2001-01-12
CIK 1000577

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[   X  ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF  THE  SECURITIES
         EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended September 30, 2000
                                           OR
[      ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from                    to
                                        ------------------    ------------------

                         Commission file number 0-27208

                       SIMON TRANSPORTATION SERVICES INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Nevada                                    87-0545608
------------------------------------      --------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         5175 West 2100 South
        West Valley City, Utah                            84120
---------------------------------------- ---------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  801/924-7000
                                                     ------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: $0.01 Par Value
                                                            Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $9,898,510 as of December 29, 2000 (based upon the $5 5/16 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of December 29, 2000, the registrant had 6,291,709 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2000 annual meeting of stockholders or an amendment hereto that will be filed no later than January 28, 2001.

                              Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into this Form 10-K.

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

                                        Part II
Item 5      Market for Registrant's Common Equity and
               Related Stockholder Matters                                 Page 9 herein
Item 6      Selected Financial and Operating Data                          Pages 10 - 11 herein
Item 7      Management's Discussion and Analysis of Financial              Pages 11 - 17 herein
               Condition and Results of Operations
Item 7A     Quantitative and Qualitative                                   Page 18 herein
               Disclosures About Market Risk
Item 8      Financial Statements and Supplementary Data                    Page 18 herein
Item 9      Changes in and Disagreements with Accountants on               Page 19 herein
               Accounting and Financial Disclosure

                                       Part III
Item 10     Directors and Executive Officers of the Registrant             Proxy Statement
Item 11     Executive Compensation                                         Proxy Statement
Item 12     Security Ownership of Certain Beneficial Owners and            Proxy Statement
               Management
Item 13     Certain Relationships and Related Transactions                 Proxy Statement

                                        Part IV
Item 14     Exhibits, Financial Statement Schedules and Reports on         Pages 20 - 37 herein
               Form 8-K

This report contains "forward-looking" statements in paragraphs marked with an asterisk. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I

Item 1:           BUSINESS

The Company

         Simon Transportation is a truckload carrier that specializes in temperature-controlled transportation services for major shippers. From a single truck in 1955, today Simon Transportation operates nationwide and in eight
Canadian provinces from its strategically located headquarters in Salt Lake City, Utah, and terminals in Phoenix, Arizona; Fontana, California; Atlanta, Georgia; and Katy, Texas. Effective February 1, 2001, the Company will discontinue its Katy, Texas operation.(*)

         Simon Transportation Services Inc., a Nevada corporation, is a holding company organized in 1995, the sole business of which is to own 100% of the capital stock of Dick Simon Trucking, Inc., a Utah corporation. References to the "Company" herein refer to the consolidated operations of Simon Transportation Services and Dick Simon Trucking. See "Selected Financial and Operating Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the consolidated financial statements.

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

         Food Industry Focus. Simon Transportation focuses on providing specialized service to sophisticated, high-volume customers in the food industry such as Albertson's, Anheuser Busch, Campbell's Soup, ConAgra, Coors, Costco, Kraft, M&M Mars, Nestle, Pillsbury, and Walmart. These customers seek nationwide transportation partners that understand the specialized needs of food industry shippers. Many of the Company's customers seek carriers that offer late-model equipment, experienced personnel, advanced technology, and broad geographic coverage. Management believes the food industry is an attractive niche because consumers require food throughout all economic cycles.(*)

         Core Carrier Partnerships. Simon Transportation has grown by establishing core carrier partnerships with high-volume, service sensitive shippers. Core carriers provide customers with consistent equipment availability and premium service such as time-definite pick-up and delivery, express time-in-transit, multiple delivery stops, and real-time access to load information through satellite-based tracking and communication systems and EDI capability. The Company also meets specialized customer requests for access to terminal facilities, stationing employees at customer locations, and dedicating equipment to specific traffic lanes. Management believes major shippers favor their core carrier "partners" during periods of reduced demand for truck service, and that the trend among major shippers to reduce the number of carriers used in favor of core carriers will continue.(*)

         Dedicated Fleets. Simon Transportation emphasizes dedicated fleet operations in which it offers round trip or continuous movement service to a shipper (or a shipper and one or more of its suppliers) by dedicating certain tractors and trailers exclusively to that shipper's needs. Dedicated service is desirable because the customers typically pay a round-trip rate per mile assuming that the truck will return empty and cover all loading, unloading, and pallet costs. The Company frequently is able to further enhance revenue per mile by locating a profitable load to cover unloaded segments. In addition, drivers prefer the predictable runs and priority treatment at shipping and receiving locations. Management intends to grow its dedicated fleet operations and expects

---------------------------------
(*) "Forward-looking" statements.

this service niche to expand as shippers outsource transportation needs presently served by private carriage.(*)

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

         Management measures the Company's efficiency through miles per tractor, empty miles percentage, revenue per mile, and revenue per tractor. Fleet productivity is tracked daily in the operations center, with actual progress matched against a monthly goal. All operations personnel have access to these statistics on a real time basis.

Customers and Marketing

         The Company's sales and marketing function is led by senior management and other sales professionals based in its Salt Lake City headquarters and near key customers. These sales personnel aggressively market Simon Transportation to major shippers as a customer-oriented provider of dependable, on-time service. The Company targets customers that seek financially stable, long-term transportation partners offering dependable equipment, satellite and EDI technologies, and premium service. This customer service philosophy has contributed to continuing demands for added equipment to expand service for existing shippers and establishing core carrier relationships with Albertson's, Anheuser Busch, Campbell's Soup, ConAgra, Coors, Costco, Kraft, M&M Mars, Nestle, Pillsbury, Walmart, and other major customers. Management intends to continue developing business with existing customers and attempting to add new core carrier relationships. The Company's top 5, 10, and 25 customers accounted for 24%, 39%, and 57% of revenue, respectively, during fiscal 2000. No single customer accounted for more than 10% of revenue during the fiscal year.


---------------------------------
(*) "Forward-looking" statements.

         Simon Transportation is a North American truck line that provides service to and from customer locations throughout the United States and in several Canadian provinces. The Company does not maintain any foreign currency positions and therefore does not engage in any hedging transactions to manage foreign currency exposure. The Company's operations are strongest in the western United States and between points in the West to and from points in the East and Southeast. In addition to traditional for-hire service, management emphasizes the marketing of dedicated fleet and regional distribution services. Dedicated fleets generally receive compensation for all miles, and regional operations provide a stronger presence for driver recruiting. Management believes that these services offer consistent equipment utilization and predictable home-time for drivers.

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

Drivers and Other Personnel

         Driver hiring and retention are critical to the success of all trucking companies. Simon Transportation emphasizes driver satisfaction and has made significant investments to improve driver retention. Drivers are selected in accordance with specific Company quality guidelines relating primarily to safety history, driving experience, road test evaluations, and other personnel evaluations, including physical examinations and mandatory drug testing. The Company offers competitive compensation, including mileage pay, and full participation in all employee benefit and profit-sharing plans for its company drivers. The Company uses proprietary software to warn dispatchers in advance of a driver's requested home time. Management believes it has promoted driver loyalty by assigning drivers to a single dispatcher, regardless of geographic area, awarding dedicated routes and regional distribution positions to senior, top-performing drivers, and educating customers concerning the need to treat drivers with respect.

         The truckload industry has experienced a shortage of qualified drivers. Strict DOT enforcement of hours-in-service limitations, mandatory drug and alcohol testing, and other safety measures have shrunk the available pool of drivers and increased the cost of recruiting and retention. The industry-wide driver shortage adversely affected the Company's operations during the 2000 fiscal year resulting in an unusually high number of tractors without drivers. The Company's driver turnover was 175% in fiscal 2000, measuring drivers after they are assigned a tractor. The Company started an owner-operator program in mid-October of 2000.

         At September 30, 2000, Simon Transportation employed approximately 480 non-driver employees and approximately 2,400 drivers. The Company's employees have never been represented by or attempted to organize a union, and management believes it has a good relationship with the Company's employees.

Safety and Insurance

         Simon Transportation emphasizes safety in all aspects of its operations. Its safety program includes: (i) initial orientation; (ii) a three-week to six-week, on-the-road training program; and (iii) progressive penalties for excessive speed and log violations. The Company has earned the highest DOT safety and fitness rating of "satisfactory," which most recently was extended on July 6, 2000.

         The Company carries primary and excess liability insurance coverage of $50 million, with a $250,000 basket deductible for personal injury and property damage. The Company's workers' compensation coverage also carries a $350,000 deductible, with no coverage limit. Management believes these coverages are adequate to cover reasonably anticipated claims.


Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the temperature-controlled or dry van market. According to the September 2000 issue of Refrigerated Transporter, the five largest temperature-controlled carriers by revenue are C. R. England, Prime, Inc., Frozen Food Express Industries, Rocor International, and KLLM Transport Services. The combined revenue reported for these five carriers comprises approximately 36% of the estimated $4.8 billion for-hire, temperature-controlled market. The proprietary fleet portion of the temperature-controlled market has been estimated at an additional $3 billion.

The Company's 2000 fiscal year revenue constituted approximately three percent of the total market for temperature-controlled services and approximately five percent of the for-hire market. The Company competes with a number of other trucking companies, as well as private truck fleets used by shippers to transport their own products. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight. There are other trucking companies, including diversified carriers with large temperature-controlled fleets, possessing substantially greater financial resources and operating more equipment than the Company.

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates or fuel surcharges. The Company has fuel surcharge agreements with a majority of its customers. However, recent increases in fuel prices will not be fully offset by these surcharges.

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

Item 2.           PROPERTIES

         Simon Transportation operates terminals and driver recruitment offices at seven locations. The Company's headquarters and primary terminal is located on fifty-five acres near the intersection of Interstates 15 and 80 in Salt Lake City, Utah. This facility includes a 60,000 square foot office building housing all operations and administrative personnel and maintenance facilities and a driver center covering approximately 97,000 square feet. In January 2001, the Company amended its line of credit agreement to add a $10 million term loan. Borrowings are secured by the Salt Lake City terminal. The Company's additional terminal and driver recruitment facilities include owned locations in Phoenix, Arizona; Fontana, California; and Atlanta, Georgia; and a leased location in Katy, Texas. Effective February 1, 2001, the Company is discontinuing its Katy, Texas operation. The Company leases trailer drop yards at Tulare, California and various customer locations. All terminals have modern fuel facilities with environmental monitoring equipment.

         The available acreage at the Company's headquarters will accommodate future expansion, and the facility has been designed so that additions can be constructed to serve the Company's foreseeable future needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."


Item 3.           LEGAL PROCEEDINGS

         The Company and certain of its officers and directors have been named as defendants in a securities class action filed in the United States District Court for the District of Utah, Caprin v. Simon Transportation Services, Inc., et al., No. 2:98CV 863K (filed December 3, 1998). Plaintiffs in this action allege that defendants made material misrepresentations and omissions during the period February 13, 1997 through April 2, 1998 in violation of Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 27, 2000, the District Court dismissed the case with prejudice. Plaintiffs have asked the Court for reconsideration and alteration or amendment of the decision.

         The Company is a defendant in a lawsuit filed April of 1998 in the Third District Court in and for Salt Lake County Utah, Gallegos v. Dick Simon Trucking, Inc., based upon the death of two people and the severe brain injury to a child in an accident involving a Company truck. The lawsuit involves a punitive damage claim, which is uninsurable under Utah law. The Company has admitted liability on the non-punitive damages claims. The lawsuit is set for trial on March 29, 2001. The probable verdict range of the compensatory damage claim is from 5 to 20 million dollars, well within the Company's liability insurance limits. Liability for the punitive damage claim and likely punitive damage verdict amount, if any, are very difficult to predict. Management is unable to assess the ultimate impact of this litigation on the Company's results of operations or financial position.

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


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended September 30, 2000, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Class A Common Stock is traded on the NASDAQ National Market under the NASDAQ symbol SIMN. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A Common Stock as reported by NASDAQ for the fiscal years ended September 30, 1999 and 2000.

          Period                    High             Low
----------------------------    -------------    -------------
Calendar Year 1998
   4th Quarter                   $ 6   13/16      $ 4     3/8
Calendar Year 1999
   1st Quarter                   $ 7     1/2      $ 4   11/16
   2nd Quarter                   $ 6     1/2      $ 4     1/2
   3rd Quarter                   $ 5     3/4      $ 4
   4th Quarter                   $ 6     3/4      $ 4     1/2
Calendar Year 2000
   1st Quarter                   $ 6     1/8      $ 4   29/64
   2nd Quarter                   $ 6    7/16      $ 4     7/8
   3rd Quarter                   $ 7     3/8      $ 4   15/16

         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of November 30, 2000, the Company had 88 stockholders of record of its common stock. However, the Company believes that it has approximately 1,500 beneficial holders of common stock including shares held of record by brokers or dealers for their customers in street names.

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

                                                                   Fiscal Years Ended September 30,
                                                     --------------------------------------------------------------
(In thousands, except per share amounts & operating          2000         1999        1998        1997        1996
data)                                                        ----         ----        ----        ----        ----

Statement of Operations Data:
  Operating revenue.................................     $231,397     $209,143    $193,507    $155,296    $101,090
                                                     --------------------------------------------------------------
  Operating expenses:
    Salaries, wages, and benefits...................       94,240       90,876      80,500      60,504      40,015
    Fuel and fuel taxes.............................       51,190       37,262      35,281      30,069      20,359
    Operating supplies and expenses.................       31,576       27,872      26,156      19,289      13,701
    Taxes and licenses..............................        7,830        7,319       6,557       5,197       3,288
    Insurance and claims............................       10,352        6,591       5,217       3,404       2,172
    Communications and utilities....................        4,039        4,239       3,946       2,550       1,680
    Depreciation and amortization...................        4,122        4,466       4,728       5,396       5,920
    Rent............................................       37,947       34,363      28,987      17,143       4,794
                                                     --------------------------------------------------------------
      Total operating expenses......................      241,296      212,988     191,372     143,552      91,929
                                                     --------------------------------------------------------------
      Operating earnings (loss).....................       (9.899)      (3,845)      2,135      11,744       9,161
  Gain on sale of real property.....................           --           --          --       1,896          --
  Interest expense and other, net...................       (1,422)      (1,353)     (1,500)     (1,134)     (2,758)
                                                     --------------------------------------------------------------
  Earnings (loss) before income taxes and
    cumulative effect of accounting change..........      (11,321)      (5,198)        635      12,506       6,403
  Provision (benefit) for income taxes1.............       (4,075)      (1,965)        297       4,727       5,454
                                                     --------------------------------------------------------------
  Earnings (loss) before cumulative effect
    of accounting change............................       (7,246)      (3,233)        338       7,779         949
  Cumulative effect of accounting change for
    accrued claims payable, net of tax
    benefit of $2,173...............................       (3,862)          --          --          --          --
                                                     --------------------------------------------------------------
  Net earnings (loss)...............................     $(11,108)    $ (3,233)   $    338    $  7,779    $    949
                                                     ==============================================================
Pro Forma Statement of Earnings Data: 1
  Earnings (loss) before income taxes...............     $(11,321)    $ (5,198)   $    635    $ 12,506    $  6,403
  Provision (benefit) for income taxes..............       (4,076)      (1,965)        297       4,727       2,536
                                                     --------------------------------------------------------------
  Earnings (loss) before cumulative
      effect of accounting change...................       (7,246)      (3,233)        338       7,779       3,867
  Cumulative effect of accounting change, net.......       (3,862)          --          --          --          --
                                                     --------------------------------------------------------------
  Net earnings (loss)...............................     $(11,108)    $ (3,233)   $    338    $  7,779    $  3,867
                                                     ==============================================================
  Diluted cumulative effect of accounting
      change per common share.......................     $  (0.63)          --          --          --          --
                                                     ==============================================================
  Diluted net earnings (loss) per common share......     $  (1.82)    $  (0.53)   $   0.05    $   1.33    $   0.87
                                                     ==============================================================
  Diluted weighted average shares outstanding.......    6,110,213    6,116,815   6,270,734   5,864,043   4,464,837
                                                     ==============================================================
Balance Sheet Data (at end of period):
  Net property and equipment........................      $49,403      $57,648     $64,618     $71,154     $56,714
  Total assets......................................       91,107       96,730      99,526     107,704      78,223
  Debt and capitalized leases,  including current          19,814       21,623      21,206      32,791      37,428
    portion.........................................
  Stockholders' equity..............................       44,844       55,944      59,699      59,849      29,103

[FN]

     1...The Company was treated as an S Corporation for federal and state income tax purposes from October 1, 1990 to November 16, 1995. As a result, the Company's taxable earnings for such period were taxed for federal and state income tax purposes directly to the Company's then-existing stockholders. The pro forma statement of earnings data give effect to an adjustment for a provision for federal and state income taxes as if the Company had been treated as a C Corporation during such period. The pro forma statement of operations data do not give effect to the one-time, non-cash charge of $2,980,115 in recognition of deferred income taxes that resulted from the termination of the Company's S Corporation status. The provision for income taxes for fiscal 1996 includes the one-time, non-cash charge of $2,980,115.

Operating Data:
  Operating ratio2..................................       104.3%       101.8%       98.9%       92.4%       90.9%
  Average revenue per loaded mile...................        $1.30        $1.26       $1.25       $1.25       $1.24
  Average revenue per total mile....................        $1.16        $1.11       $1.11       $1.10       $1.10
  Average revenue per tractor per week..............       $2,493       $2,478      $2,510      $2,627      $2,526
  Empty miles percentage............................        10.6%        12.0%       11.8%       11.9%       11.7%
  Average length of haul in miles...................        1,067        1,017       1,026       1,001         984
  Weighted average tractors during period...........        1,785        1,635       1,494       1,142         774
  Tractors at end of period.........................        1,932        1,693       1,655       1,344         940
  Trailers at end of period.........................        2,468        2,424       2,455       1,998       1,430

[FN]
     2   Operating expenses as a percentage of revenue.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Simon Transportation provides nationwide, predominantly temperature-controlled truckload transportation for numerous major shippers. In recent years, much of the Company's growth has resulted from earning core carrier status with major shippers and meeting the demands of these shippers for additional equipment. The Company has grown to $231.4 million in revenue for its fiscal year ended September 30, 2000, from $101.1 million in revenue for fiscal 1996, a compounded annual growth rate of 23.0%.

         During fiscal 1998, the Company experienced strong revenue growth, with revenue increasing approximately 25%. Pretax earnings decreased substantially, however, as the Company experienced financial and operating difficulties. For much of the year, the industry-wide driver shortage contributed to a substantial number of unseated tractors. To address this problem, the Company raised driver wages by a total of four cents per mile. Although management believes the higher wages made the Company more competitive in attracting and retaining drivers, the combination of unproductive equipment and higher wages adversely affected the Company's profitability. The Company's financial results also were affected by unusually high accident claims and repair expense during the second fiscal quarter.

         During fiscal year 1999, management deferred deliveries of new tractors to better match the anticipated availability of drivers. This reduced revenue growth for the year to 8% compared with historical levels. The Company continued to experience financial and operating difficulties due to driver turnover rates far in excess of historical averages and the fact that driver pay increases effective in fiscal 1998 were not offset by increases in the freight rates charged by the Company. In July 1999, the Company reduced its shop and administrative personnel by approximately 25%.

         During fiscal year 2000, revenue growth was 11%. Despite this growth, the Company struggled to restore profitability because of high fuel prices, and increased driver turnover. Accident claims, repair expenses, recruiting costs, and low miles per tractor hurt the Company's profitability and were exacerbated by the highest turnover in Simon's history.

         During fiscal year 2000, in connection with the change in controlling ownership and management, the Company changed its method of accounting for its accrual for accident and workers' compensation claims. Effective October 1, 1999, the Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under generally accepted accounting principles (GAAP). The cumulative effect of the accounting change was $3.9 million, net of an income tax benefit of $2.2 million.

         The Company operated as an S corporation from October 1, 1990 to November 16, 1995. As a result, the Company's net taxable earnings were taxed directly to the Company's existing stockholders rather than to the Company. The pro forma statement of earnings data included in the "Selected Financial and Operating Data" set forth the Company's net earnings for such periods as if the Company had been subject to federal and state income taxes at a combined effective rate of 39.6% for fiscal year 1996. In addition to the ongoing income tax effect, the termination of the Company's S corporation status resulted in a one-time, non-cash charge of approximately $3.0 million during fiscal year 1996 in recognition of deferred income taxes.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the periods indicated:

                                                                                       Fiscal Years Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                  2000        1999       1998
                                                                                ----------------------------------
Operating revenue..............................................................     100.0%      100.0%     100.0%
Operating expenses:
  Salaries, wages, and benefits................................................      40.7        43.5       41.6
  Fuel and fuel taxes..........................................................      22.1        17.8       18.2
  Operating supplies and expenses..............................................      13.6        13.3       13.5
  Taxes and licenses...........................................................       3.4         3.5        3.4
  Insurance and claims.........................................................       4.5         3.2        2.7
  Communications and utilities.................................................       1.7         2.0        2.0
  Depreciation and amortization................................................       1.8         2.1        2.4
  Rent.........................................................................      16.4        16.4       15.0
                                                                                ---------------------------------
    Total operating expenses....................................................    104.3       101.8       98.9
                                                                                ---------------------------------
Operating earnings (loss)......................................................      (4.3)       (1.8)       1.1
Interest expense and other, net................................................      (0.6)       (0.6)      (0.8)
                                                                                ---------------------------------
Earnings (loss) before income taxes and
    cumulative effect of accounting change.....................................      (4.9)       (2.4)       0.3
Benefit (provision) for income taxes...........................................       1.8         0.9       (0.1)
                                                                                ---------------------------------
Earnings (loss) before cumulative effect of accounting change..................      (3.1)       (1.5)       0.2
Cumulative effect of accounting change, net of income tax benefit.............       (1.7)         --         --
                                                                                =================================
Net earnings (loss)............................................................      (4.8)%      (1.5)%      0.2%
                                                                                =================================


Comparison of fiscal year ended September 30, 2000, with fiscal year ended September 30, 1999.

         Operating revenue increased $22.3 million (10.6%), to $231.4 million during the 2000 fiscal year from $209.1 million during the 1999 fiscal year. The increase in revenue was primarily attributable to a 9.2% increase in the weighted average number of tractors to 1,785 during the 2000 fiscal year from 1,635 during the 1999 fiscal year. Average revenue per tractor per week increased to $2,493 during the 2000 fiscal year from $2,478 during the 1999 fiscal year due to an increase in average revenue per loaded mile to $1.30, $1.26 excluding fuel surcharge, during the 2000 fiscal year from $1.26 in the 1999 fiscal year.

         Salaries, wages and benefits increased $3.3 million (3.7%), to $94.2 million in the 2000 fiscal year from $90.9 million in the 1999 fiscal year. As a percentage of revenue, salaries, wages, and benefits decreased to 40.7% of revenue during the 2000 fiscal year from 43.5% during the 1999 fiscal year. The decrease is primarily attributable to a reduction in the Company's shop and administrative personnel in July 1999, as the Company reduced its non-driver personnel, mostly from the shop area, by approximately 25%. Management announced a driver wage increase of two cents per mile effective November 1, 2000. One cent of the increase applies to all drivers at all levels and another cent can be attained based upon a monthly mileage target.

         Fuel and fuel taxes increased $13.9 million (37.4%), to $51.2 million in the 2000 fiscal year from $37.3 million in the 1999 fiscal year. As a percentage of revenue, fuel and fuel taxes increased to 22.1% of revenue during the 2000 fiscal year from 17.8% during the 1999 fiscal year, principally as a result of higher fuel prices in the 2000 period as compared with the 1999 period. The Company has agreements in place with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel prices. However, increased fuel prices will not be fully offset by these surcharges.

         Operating supplies and expenses increased $3.7 million (13.3%), to $31.6 million in the 2000 fiscal year from $27.9 million in the 1999 fiscal year. As a percentage of revenue, operating supplies and expenses increased to 13.6% of revenue during the 2000 fiscal year from 13.3% during the 1999 fiscal year. The increase is principally attributable to the increased recruiting costs associated with driver turnover, primarily in the fourth quarter.

         Taxes and licenses increased $0.5 million (7.0%), to $7.8 million in the 2000 fiscal year from $7.3 million in the 1999 fiscal year. As a percentage of revenue, taxes and licenses remained essentially constant at 3.4% of revenue during the 2000 fiscal year compared to 3.5% of revenue during the 1999 fiscal year.

         Insurance and claims increased $3.8 million (57.1%), to $10.4 million in the 2000 fiscal year from $6.6 million in the 1999 fiscal year. As a percentage of revenue, insurance and claims increased to 4.5% of revenue for the 2000 fiscal year compared to 3.2% during the 1999 fiscal year, primarily as a result of increased claims associated with driver turnover.

         Communications and utilities decreased $0.2 million (4.7%), to $4.0 million in the 2000 fiscal year from $4.2 million in the 1999 fiscal year. As a percentage of revenue, communications and utilities decreased to 1.7% of revenue for the 2000 fiscal year compared to 2.0% during the 1999 fiscal year. The decrease was primarily attributable to more efficient use of the
Company's satellite communication and long distance services. The Company has reduced its long distance phone rates by over 40% versus the 1999 fiscal year.(*)

         Depreciation and amortization decreased $0.4 million (7.7%), to $4.1 million in the 2000 fiscal year from $4.5 million in the 1999 fiscal year. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on sale of equipment) decreased to 1.8% of revenue during the 2000 fiscal year from 2.1% during the 1999 fiscal year primarily because of a decrease in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases. Depreciation and amortization (unadjusted for the net gain on sale of equipment) decreased to 2.6% of revenue ($6.0 million) during the 2000 fiscal year from 3.2% of revenue ($6.6 million) during the 1999 fiscal year. Depreciation and amortization was adjusted for a $1.9 million net gain on the sale of revenue equipment during the 2000 fiscal year compared with a $2.1 million net gain during the 1999 fiscal year.

         Rent increased $3.6 million (10.4%), to $38.0 million in the 2000 fiscal year from $34.4 million in the 1999 fiscal year. As a percentage of revenue, rent remained constant at 16.4% of revenue during both the 2000 and 1999 fiscal years. Substantially all of the Company's revenue equipment is financed through operating leases. The Company has utilized operating leases in the most recent year because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio may be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of as interest expense.(*)

         As a result of the foregoing, the Company's operating ratio increased to 104.3% during the 2000 fiscal year from 101.8% during the 1999 fiscal year.

         Interest expense and other, remained constant at $1.4 million in both the 2000 and 1999 fiscal years. As a percentage of revenue, interest expense and other, net remained constant at 0.6% during both the 2000 and 1999 fiscal years.

         The Company's effective combined federal and state income tax rate for the 2000 fiscal year was 36.0% compared to 37.8% for the 1999 fiscal year. The Company reduced its effective rate because of state franchise and gross receipts taxes payable even though the Company experienced a net loss in fiscal

---------------------------------
(*) "Forward-looking" statements.

2000. The Company has utilized all available loss carrybacks in prior years. The 2000 loss will carry forward.

         During fiscal year 2000, the Company changed its method of accounting for its accrual for accident and workers' compensation claims. Effective October 1, 1999, the Company adopted a fully-developed claims expense based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under GAAP.
The cumulative effect of the accounting change was $3.9 million, net of an income tax benefit of $2.2 million.

         As a result of the factors described above, net loss increased $7.9 million to a net loss of $11.1 million during the 2000 fiscal year, or $1.82 per share, from a net loss of $3.2 million during the 1999 fiscal year, or $0.53 per share. As a percentage of revenue, net loss was 4.8% of revenue in the 2000 fiscal year compared with net loss of 1.5% of revenue in the 1999 fiscal year.


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

         Fuel and fuel taxes increased $2.0 million (5.6%), to $37.3 million in the 1999 fiscal year from $35.3 million in the 1998 fiscal year. As a percentage of revenue, fuel and fuel taxes decreased to 17.8% of revenue during the 1999 fiscal year from 18.2% during the 1998 fiscal year. The decrease resulted principally from lower fuel prices in the first three quarters of the 1999 fiscal year. Fuel prices rose dramatically during the quarter ended September 30, 1999.

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

         Communications and utilities increased $0.3 million (7.4%), to $4.2 million in the 1999 fiscal year from $3.9 million in the 1998 fiscal year. As a percentage of revenue, communications and utilities remained unchanged at 2.0% of revenue during the 1999 and 1998 fiscal years.

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


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flows from operations. The Company's primary sources of liquidity are borrowings and leases with financial institutions and equipment manufacturers. During the 2000, 1999, and 1998 fiscal years, the Company financed most of its tractors with operating leases.

         Net cash (used in) provided by operating activities was ($7.6 million), ($1.6 million), and $4.2 million, for the fiscal years ended September 30, 2000, 1999, and 1998, respectively. Accounts receivable increased $7.1 million, $2.6 million, and $627,000 for the fiscal years ended September 30, 2000, 1999, and 1998, respectively. The average age of the Company's accounts receivable was 42, 39, and 35 days for the fiscal years ended September 30, 2000, 1999, and 1998, respectively.

         Net cash provided by investing activities was $4.1 million, $2.5 million, and $2.9 million, for the fiscal years ended September 30, 2000, 1999, and 1998, respectively, and consisted of net purchases of property and equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $33.3 million in aggregate for fiscal years 2001 and 2002. The Company expects projected capital expenditures to be funded with operating leases, borrowings and cash flows from operations.(*)

         Net cash used in financing activities was $1.8 million, $100,000, and $12.1 million, for the fiscal years ended September 30, 2000, 1999, and 1998, respectively. Primary sources of cash were borrowings of $6 million and $10 million on the Company's line-of-credit in the fiscal years ended September 30, 2000 and 1999, respectively. Primary uses of cash were net payments on borrowings of $7.8 million, $9.5 million, and $14.5 million of principal under the Company's long-term debt and capitalized lease agreements for the fiscal years ended September 30, 2000, 1999, and 1998, respectively. During fiscal year 1999, the Company purchased 95,500 shares of Class A Common Stock at an average market price of $5.46 per share for a total cash outlay of $522,000. The Company purchased 81,100 shares at an average market price of $6.55 per share for a total cash outlay of $532,000 in fiscal 1998.

         The maximum amount committed under the Company's line of credit at September 30, 2000 was $20 million. As of September 30, 2000, the Company had drawn $16 million against the line. At September 30, 2000, the interest rate on the line of credit is 1.75 percent above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time-to-time. At September 30, 2000, the Company had other outstanding long-term debt and capitalized lease obligations
(including current portions) of approximately $3.8 million, most of which comprised obligations for the purchase of revenue equipment. As of September 30, 2000, the Company's future commitments under noncancelable operating leases amounted to $74.1 million.

         In January 2001, the Company amended its credit facility. The amended agreement provides for a $10 million term loan in addition to the $20 million line of credit. The term loan matures September 30, 2001 and the line of credit matures September 30, 2002. Borrowings under the line of credit and term loan are secured by the Company's Salt Lake City terminal facility. In addition, a portion of borrowings under the agreement are guaranteed by the Company's majority stockholder. All borrowings under the agreement bear interest at rates ranging from 1.75 percent to 3.25 percent above the Eurodollar Rate in effect from time-to-time. Applicable interest rates are determined based on the Company's net worth.

         The Company's working capital at September 30, 2000, 1999, and 1998 was $16.0 million, $17.5 million, and $14.9 million, respectively. Management believes that available borrowings under the line of credit and term loan, future borrowings under installment notes payable or lease arrangements for revenue equipment, and cash flows generated from operations, will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 2001.(*)

Inflation

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

---------------------------------
(*) "Forward-looking" statements.

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates and fuel surcharges. The Company has fuel surcharge agreements with a majority of its customers. However, the recent increases in fuel prices are not fully offset by these surcharges.


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

         Recruitment, Retention, and Compensation of Qualified Drivers. Competition for drivers is intense in the trucking industry. There is, and historically has been, an industry-wide shortage of qualified drivers. The Company experienced the highest driver turnover in its history in fiscal 2000, 175% measuring from the time the driver is assigned a tractor. The Company's driver turnover in fiscal 2000 is believed to be higher than the industry generally. This shortage caused the Company to implement a driver pay increase effective November 1, 2000. The Company could be forced to further increase the compensation it pays to drivers or curtail the Company's growth, which could have a material adverse effect on the Company's profitability.

         Resale  of  Used  Revenue  Equipment.   The  Company  historically  has
recognized a gain on the sale of its revenue equipment. The market for used equipment has experienced greater supply than demand in 1998, 1999 and 2000. If the resale value of the Company's revenue equipment were to decline, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.

         Acquisitions. In December 2000, the Company announced the signing of a definitive acquisition agreement. The agreement has not been consummated as of the date of this report and is subject to certain conditions to closing, including due diligence. This acquisition, and any other acquisition by the Company, involves numerous risks, including difficulties in assimilating operations, diversion of management time, exposure to successor liability issues, and the potential loss of customers, key employees, and drivers of the acquired company, any of which could have a material adverse effect on the Company's profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are fluctuations in fuel prices and interest rates on our debt financing.

         We are not engaged in any fuel hedging transactions. Thus, we are exposed to fluctuations in fuel prices but are not exposed to any market risk involving hedging costs.

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on our debt financing. Our variable rate debt consists of a revolving line of credit, and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At September 30, 2000, assuming borrowing equal to the $16 million drawn on the line of credit and $260,000 on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $163,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $3.1 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $31,000 annually.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, and stockholders' equity, and notes related thereto, are included at pages 22 to 37 of this report. The supplementary quarterly financial data for fiscal years 2000 and 1999 follows. The quarterly data has been restated from amounts previously disclosed to reflect the effect of accounting change for accrued claims payable.

Quarterly Financial Data:

                                                      Fourth             Third             Second             First
                                                      Quarter           Quarter            Quarter           Quarter
                                                       2000              2000               2000              2000
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                              $ 61,430          $60,948             $55,159          $53,861
Operating earnings (loss)                             (10,459)             (82)                545               98
Earnings (loss) before income
   taxes and cumulative effect
   of accounting change                               (10,805)            (418)                122             (221)
Provision (benefit) for income taxes                   (3,890)            (151)                 44              (80)
Cumulative effect of
   accounting change                                       --               --                  --           (3,863)
Net earnings (loss)                                    (6,915)            (267)                 78           (4,004)
Diluted net earnings (loss) per share                $  (1.13)         $ (0.04)            $  0.01          $ (0.66)

                                                      Fourth             Third             Second             First
                                                      Quarter           Quarter            Quarter           Quarter
                                                       1999              1999               1999              1999
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                              $ 53,281          $53,599             $49,271          $52,992
Operating earnings (loss)                                (440)          (1,058)             (2,716)             369
Earnings (loss) before income taxes                      (782)          (1,393)             (3,097)              73
Provision (benefit) for income taxes                     (294)            (527)             (1,171)              27
Net earnings (loss)                                      (486)            (866)             (1,926)              45
Diluted net earnings (loss) per share                $  (0.08)         $ (0.14)            $ (0.32)         $  0.01



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to September 30, 2000, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Registrant's Proxy Statement for the 2000 annual meeting of stockholders following the fiscal year ended September 30, 2000, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated by reference.


Item 11. EXECUTIVE COMPENSATION

         The information respecting executive compensation set forth under the caption "Executive Compensation" of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" of the Proxy Statement is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.
The Company's audited financial statements are set forth at the following pages of this report:

                                                                          Page
Consolidated Statement of Financial Position.............................  22
Consolidated Statement of Operations.....................................  23
Consolidated Statement of Stockholders' Equity...........................  24
Consolidated Statement of Cash Flows.....................................  25
Notes to Consolidated Financial Statements...............................  26
Report of Independent Public Accountants.................................  38

         2.  Financial Statement Schedules.
Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K
There were no reports on Form 8-K filed during the fourth quarter ended September 30, 2000.

(c)      Exhibits

Number       Description
------       -----------
     3.1  +  Articles of Incorporation.
     3.2  *  Amended and Restated Bylaws.
     4.1  +  Articles of Incorporation.
     4.2  *  Amended and Restated Bylaws.
    10.1  +  Outside Director Stock Option Plan.
    10.2  *  Amendment to Outside Director Stock Option Plan
    10.3  +  Incentive Stock Plan.
    10.4  #  Amendment No. 2 to the Simon Transportation Services Inc. Incentive
             Stock Plan
    10.5  *  Revised  Amendment  No. 3  to  the  Simon  Transportation  Services
             Incentive Stock Plan
    10.6  @  Warrant   to   Purchase   Shares  of  Class A  Common  Stock  dated
             September 19, 2000,  between  Jerry Moyes and Simon  Transportation
             Services Inc.
    10.7  +  401(k) Plan.
    10.8 ++  Loan Agreement (Headquarters Loan) dated May 23, 1996 between  U.S.
             Bank of Utah and Dick Simon Trucking, Inc.
    10.9 +++ Loan Agreement  (Line of Credit) dated September 28, 1999 (replaced loan agreement dated April 29, 1996) between U.S. Bank of  Utah and
             Simon Transportation Services Inc.
      21  +  List of subsidiaries.
      23  *  Consent of Arthur Andersen LLP, independent public accountants.
-------------------------------------------
     + Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.
     ++  Filed  as an  exhibit  to the
         registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 0-27208, dated August 9, 1996, and incorporated herein by reference.
     +++ Filed as an  exhibit  to the  registrant's   Annual Report on Form 10-K
         for the period ended September 30, 1999, Commission File No. 0-27208, dated December 14, 1999, and incorporated herein by reference. # Filed as an exhibit to the registrant's Definitive Proxy Statement for the annual meeting held December 19, 1997, Commission File No. 0-27208, and incorporated herein by reference.
     @ Filed as an exhibit to the registrant's Current Report on Form 8-K, Commission File No. 0-27208, dated October 4, 2000, and incorporated herein by reference.
     *   Filed herewith

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SIMON TRANSPORTATION SERVICES INC.



Date:   January 10, 2001             By:   /s/ Alban B. Lang
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

          Signature                              Position                                         Date
          ---------                              --------                                         ----
/s/ Jerry Moyes                            Chairman of the Board                             January 10, 2001
--------------------------------------
Jerry Moyes

/s/ Jon Isaacson                           Chief Executive Office (principal operating       January 10, 2001
--------------------------------------     officer); Director
Jon Isaacson

/s/ Kelle A. Simon                         President;  Director                              January 10, 2001
--------------------------------------
Kelle A. Simon

/s/ Richard D. Simon                       Director                                          January 10, 2001
--------------------------------------
Richard D. Simon

/s/ Lou Edwards                            Director                                          January 10, 2001
--------------------------------------
Lou Edwards

/s/ Gordon Holladay                        Director                                          January 10, 2001
--------------------------------------
Gordon Holladay

/s/ Earl Scudder                           Director                                          January 10, 2001
--------------------------------------
Earl Scudder



                       SIMON TRANSPORTATION SERVICES INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                       ASSETS
                                                                                            September 30,
                                                                                  ----------------------------------
                                                                                        2000             1999
                                                                                  ----------------------------------
Current Assets:
  Cash                                                                                $  3,331,119     $  8,658,268
  Receivables, net of allowance for doubtful accounts
        of $586,000 and $285,000, respectively                                          29,932,630       22,862,685

  Operating supplies                                                                     1,330,462        1,468,216
  Income taxes receivable                                                                       --        1,656,338
  Prepaid expenses and other                                                             2,325,199        2,643,993
  Current deferred income tax asset                                                      4,332,445        1,066,786
                                                                                  ----------------------------------
        Total current assets                                                            41,251,855       38,356,286
                                                                                  ----------------------------------
Property and Equipment, at cost:
  Land                                                                                   8,884,752        8,387,972
  Revenue equipment                                                                     37,114,744       45,089,385
  Buildings and improvements                                                            18,525,612       18,484,326
  Office furniture and equipment                                                         9,262,994        8,889,433
                                                                                  ----------------------------------
                                                                                        73,788,102       80,851,116
  Less accumulated depreciation and amortization                                       (24,384,568)     (23,203,536)
                                                                                  ----------------------------------
                                                                                        49,403,534       57,647,580
                                                                                  ----------------------------------
Other Assets                                                                               451,603          726,140
                                                                                  ----------------------------------

                                                                                      $ 91,106,992     $ 96,730,006
                                                                                  ==================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                   $  1,841,735     $  7,459,577
  Current portion of capitalized lease obligations                                       1,595,385        1,855,675
  Accounts payable                                                                       7,721,099        6,108,118
  Accrued liabilities                                                                    5,242,894        3,419,629
  Accrued claims payable                                                                 8,880,638        1,970,336
                                                                                  ----------------------------------
        Total current liabilities                                                       25,281,751       20,813,335
                                                                                  ----------------------------------

Long-Term Debt, net of current portion                                                  16,376,791       11,718,580
                                                                                  ----------------------------------
Capitalized Lease Obligations, net of current portion                                           --          589,181
                                                                                  ----------------------------------
Deferred Income Tax Liability                                                            4,604,318        7,665,063
                                                                                  ----------------------------------

Commitments and Contingencies (Notes 2 and 6)

Stockholders' Equity:
  Preferred stock, $.01 par value,  5,000,000 shares authorized,  none issued                   --               --
  Class A  common  stock,  $.01  par  value,  20,000,000  shares  authorized,
     6,287,709 and 5,372,683 shares issued, respectively                                    62,877           53,727
  Class B common stock, $.01 par value, 5,000,000 shares authorized, 0 and
     913,751 shares issued, respectively                                                        --            9,138
  Additional paid-in capital                                                            48,285,578       48,277,256
  Treasury stock, 176,600 shares at cost                                                (1,053,147)      (1,053,147)
  Retained earnings (deficit)                                                           (2,451,176)       8,656,873
                                                                                  ----------------------------------
        Total stockholders' equity                                                      44,844,132       55,943,847
                                                                                  ----------------------------------

                                                                                      $ 91,106,992     $ 96,730,006
                                                                                  ==================================


              The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.



                       SIMON TRANSPORTATION SERVICES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      For the Years Ended September 30,
                                                       ----------------------------------------------------------
                                                                2000               1999               1998
                                                       ----------------------------------------------------------

Operating Revenue                                            $231,396,894       $209,143,336        $193,506,902
                                                       ----------------------------------------------------------

Operating Expenses:
  Salaries, wages, and benefits                                94,240,163         90,875,731          80,499,985
  Fuel and fuel taxes                                          51,189,390         37,261,969          35,280,815
  Operating supplies and expenses                              31,575,822         27,872,046          26,155,797
  Taxes and licenses                                            7,829,742          7,318,915           6,557,109
  Insurance and claims                                         10,352,274          6,591,246           5,216,804
  Communications and utilities                                  4,039,162          4,239,479           3,945,707
  Depreciation and amortization                                 4,121,893          4,466,114           4,728,477
  Rent                                                         37,947,272         34,362,746          28,987,072
                                                       ----------------------------------------------------------
    Total operating expenses                                  241,295,718        212,988,246         191,371,766
                                                       ----------------------------------------------------------
    Operating earnings (loss)                                  (9,898,824)        (3,844,910)          2,135,136
Other (Expense) Earnings:
  Interest expense                                             (1,505,160)        (1,471,426)         (1,818,100)
  Other, net                                                       82,652            117,794             317,644
                                                       ----------------------------------------------------------
Earnings (loss) before income taxes and
  cumulative effect of accounting change                      (11,321,332)        (5,198,542)            634,680
Provision (benefit) for income taxes                           (4,075,680)        (1,965,049)            296,536
                                                       ----------------------------------------------------------
Earnings (loss) before cumulative
  effect of accounting change                                  (7,245,652)        (3,233,493)            338,144
Cumulative effect of accounting change
  for accrued claims payable, net of
  income tax benefit of $2,172,598                             (3,862,397)                --                  --
                                                       ----------------------------------------------------------
Net Earnings (Loss)                                          $(11,108,049)      $ (3,233,493)       $    338,144
                                                       ==========================================================
Basic and diluted cumulative effect of
  accounting change per common share                         $      (0.63)                --                  --
                                                       ==========================================================
Basic and diluted net earnings
  (loss) per common share                                    $      (1.82)      $      (0.53)       $       0.05
                                                       ==========================================================
Basic and diluted weighted average
  common shares outstanding                                     6,110,213          6,116,815           6,270,734
                                                       ==========================================================


              The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.



                       SIMON TRANSPORTATION SERVICES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                Class A   Class B   Additional                  Retained       Total
                                Common    Common      Paid-in     Treasury      Earnings    Stockholders'
                                  Stock    Stock      Capital       Stock      (Deficit)       Equity
                                -------------------------------------------------------------------------
   Balance, September 30, 1997  $  53,203 $  9,627  $ 48,233,608  $        -- $  11,552,222 $  59,848,660

     Sale of 48,910 shares of         489     (489)                                                   --
      Class B Common Stock by
      major stockholder

     Issuance of 3,460 shares          35                 43,648                                  43,683
      of Class A Common Stock
      upon exercise of stock
      options

     Purchase of 81,100 shares                                       (531,547)                  (531,547)
      of Class A Common Stock

     Net earnings                                                                   338,144      338,144
                                -------------------------------------------------------------------------
   Balance, September 30, 1998     53,727    9,138    48,277,256     (531,547)   11,890,366   59,698,940

     Purchase of 95,500 shares                                       (521,600)                  (521,600)
      of Class A Common Stock

     Net loss                                                                    (3,233,493)  (3,233,493)
                                -------------------------------------------------------------------------
   Balance, September 30, 1999     53,727    9,138    48,277,256   (1,053,147)    8,656,873   55,943,847

     Issuance of 1,275 shares          12                  8,322                                   8,334
      of Class A Common Stock
      upon exercise of stock
      options

     Sale of 913,751 shares of      9,138   (9,138)                                                   --
      Class B Common Stock by
      major stockholder

     Net loss                                                                  (11,108,049)  (11,108,049)
                                -------------------------------------------------------------------------
   Balance, September 30, 2000  $  62,877 $     --  $ 48,285,578  $(1,053,147)$ (2,451,176) $ 44,844,132
                                =========================================================================



              The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.



                                            SIMON TRANSPORTATION SERVICES INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 For the Years Ended September 30,
                                                                       -------------------------------------------------------
                                                                                2000               1999              1998
                                                                       -------------------------------------------------------
Cash Flows From Operating Activities:
  Net earnings (loss)                                                     $  (11,108,049)      $ (3,233,493)     $    338,144
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                              4,121,893          4,466,114         4,728,477
    Changes in operating assets and liabilities:
      Receivables, net                                                        (7,069,945)        (2,611,754)         (627,145)
      Operating supplies                                                         137,754           (399,121)         (316,882)
      Income taxes receivable                                                  1,656,338            936,767        (3,224,881)
      Prepaid expenses and other                                                 318,794           (462,013)         (623,057)
      Current deferred income tax asset                                       (3,265,659)          (304,323)         (127,436)
      Other assets                                                               274,537            140,981           (98,373)
      Accounts payable                                                         1,612,981          1,093,069         1,421,629
      Accrued liabilities                                                      1,823,266            231,224          (136,874)
      Accrued claims payable                                                   6,910,302             66,211             1,153
      Deferred income tax liability                                           (3,060,745)        (1,491,780)        2,902,398
                                                                       -------------------------------------------------------
        Net cash provided by (used in) operating activities                   (7,648,533)        (1,568,118)        4,237,153
                                                                       -------------------------------------------------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                         (16,318,070)       (10,385,759)      (12,936,744)
  Proceeds from the sale of property and equipment                            20,440,223         12,890,002        15,833,300
                                                                       -------------------------------------------------------
        Net cash provided by investing activities                              4,122,153          2,504,243         2,896,556
                                                                       -------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                                            --                 --         2,900,000
  Principal payments on long-term debt                                        (6,959,631)        (7,551,634)       (7,191,295)
  Borrowings under line-of-credit agreement                                    6,000,000         10,000,000                --
  Principal payments under capitalized lease obligations                        (849,471)        (2,030,988)       (7,294,186)
  Net proceeds from issuance of common stock                                       8,334                 --            43,683
  Purchase of treasury stock                                                          --           (521,600)         (531,547)
                                                                       -------------------------------------------------------
        Net cash used in financing activities                                 (1,800,769)          (104,222)      (12,073,345)
                                                                       -------------------------------------------------------
Net Increase (Decrease) In Cash                                               (5,327,149)           831,903        (4,939,636)
Cash at Beginning of Year                                                      8,658,268          7,826,365        12,766,001
                                                                       -------------------------------------------------------
Cash at End of Year                                                       $    3,331,119       $  8,658,268      $  7,826,365
                                                                       =======================================================
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for interest                                $    1,422,508       $  1,471,426      $  1,818,100
    Cash paid during the year for income taxes                                    55,505             32,486           153,461



              The accompanying notes to consolidated financial statements are an integral part of this consolidated financial statement.

                        SIMON TRANSPORTATION SERVICES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      DESCRIPTION OF THE COMPANY

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

Revenue Recognition and Significant Customers

         Freight charges and related direct freight expenses are recognized as revenue and operating expense when freight is delivered at a destination point. No customer accounted for more than 10 percent of operating revenue in the fiscal year ended September 30, 2000. One customer accounted for approximately 11 percent of operating revenue in fiscal years 1999 and 1998, respectively. No other customer accounted for more than 10% of revenue during fiscal years 1999 and 1998.

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

         Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded as an adjustment to depreciation and amortization. Net gains from the disposition of equipment in the amounts of $1,858,535, $2,131,460 and $2,290,074 for fiscal years 2000, 1999 and 1998, respectively, have been included in depreciation and amortization in the accompanying statements of operations and cash flows.

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

Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are fluctuations in fuel prices and interest rates on debt financing.

         The Company has not engaged in any fuel hedging transactions. Thus, the Company is exposed to fluctuations in fuel prices but is not exposed to any market risk involving hedging costs.

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are interest rates on debt financing. Variable rate debt consists of a revolving line of credit, and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose the Company to the risk that interest rates may rise. At September 30, 2000, assuming borrowing equal to the $16 million drawn on the line of credit and $260,000 on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase annual interest expense by approximately $163,000. The balance of equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $3.1 million. These fixed interest rates expose the Company to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium paid over market interest rates by one percentage point or approximately $31,000 annually.

Insurance Coverage and Accrued Claims Payable

         The Company acts as a self-insurer for auto liability, tractor physical damage, trailer physical damage, and cargo damage claims subject to a "basket deductible" of $250,000 per occurrence. The Company acts as a self-insurer for workers' compensation claims up to $350,000 per single occurrence. Liability in excess of these amounts has been insured by the Company through an insurance underwriter up to applicable policy limits of $1,000,000 per occurrence. The Company maintains loss prevention programs in an effort to minimize this risk.

         The Company estimates and accrues a liability for its share of ultimate settlements using all available information, including the services of a third-party risk administrator, to assist in establishing reserve levels for each occurrence based on the facts and circumstances of the occurrence coupled with the Company's past history of such claims. The Company provides for adverse loss developments in the period when new information so dictates.

         Prior to October 1, 1999, the Company provided a reserve for workers' compensation and automobile related liabilities for each reported claim on a case by case basis plus an allowance for the cost of incurred but not reported claims. Effective October 1, 1999, the Company changed its method of accounting for workers' compensation and accident claims. The Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under accounting principles generally accepted in the United States (GAAP). The cumulative effect of the accounting change was $3,862,397, net of an income tax benefit of $2,172,598, or $(0.63) per diluted common share for the year ended September 30, 2000.

         The Company had outstanding letters of credit related to insurance coverage totaling $2,085,000 at September 30, 2000. Subsequent to year end, outstanding letters of credit related to insurance coverage were increased to $2,835,000. These letters of credit mature at various times through November 2001 and renew annually unless terminated by either party.

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

         Options to purchase 1,342,555, 1,008,350 and 717,130 shares of common stock at weighted average exercise prices of $12.51, $14.34 and $18.05 as of September 30, 2000, 1999, and 1998, respectively, were not included in the computation of Diluted EPS. The inclusion of the options would have been antidilutive, thereby increasing net earnings per common share or decreasing net loss per common share.

Segment Reporting

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and assess performance. Management believes that the Company has only one operating segment in accordance with SFAS No. 131.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

         In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 during the first quarter of fiscal year 2001. Although management is currently evaluating the impact, if any, of SAB 101, management does not presently believe it will have a material impact on the Company's results of operations, financial position or liquidity.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board Opinion No. 25 ("APB 25")." This interpretation clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation became effective July 1, 2000 at which time it was adopted by the Company. The adoption of FIN 44 had no impact on the Company's results of operations, financial position or liquidity at the time of the adoption.

(3)      INCOME TAXES

         The provision (benefit) for income taxes includes the following components for the years ended September 30, 2000, 1999 and 1998:

                                                                     2000               1999               1998
                                                              ---------------------------------------------------------
         Current income tax provision (benefit):
                  Federal                                         $           --    $      (333,900)   $   (2,100,924)
                  State                                                   47,000            164,957          (377,502)
                                                              ---------------------------------------------------------
                                                                          47,000           (168,943)       (2,478,426)
                                                              ---------------------------------------------------------
         Deferred income tax provision (benefit):
                  Federal                                             (5,722,329)        (1,331,839)        2,352,293
                  State                                                 (572,949)          (464,267)          422,669
                                                              ---------------------------------------------------------
                                                                      (6,295,278)        (1,796,106)        2,774,962
                                                              ---------------------------------------------------------
         Provision (benefit) for income taxes
            (including  $2,172,598 of benefit
            in fiscal 2000 netted against the cumulative
            effect of accounting change)                          $   (6,248,278)   $    (1,965,049)   $      296,536
                                                              =========================================================

         The following is a reconciliation between the statutory Federal income tax rate of 34 percent and the effective rate which is derived by dividing the provision (benefit) for income taxes by earnings (loss) before income taxes for the years ended September 30, 2000, 1999 and 1998:

                                                                     2000               1999               1998
                                                              ---------------------------------------------------------
         Computed "expected" provision (benefit)
              for income taxes at the statutory rate                $(5,901,151)       $(1,767,504)         $  215,791

         Increase (decrease) in income taxes Resulting from:

                  State income taxes, net of federal income
                      tax benefit                                      (347,126)          (197,545)             24,118

                  Other, net                                                 --                 --              56,627

                                                              ---------------------------------------------------------

         Provision (benefit) for income taxes                       $(6,248,277)       $(1,965,049)         $  296,536
                                                              =========================================================

         The significant components of the net deferred income tax assets and liabilities as of September 30, 2000 and 1999 are as follows:

                                                                          2000                1999
                                                                    ------------------  -----------------
         Deferred income tax assets:
              Accrued claims payable                                      $ 2,881,635       $    397,259
              Other reserves and accruals                                   1,450,809            669,527
              AMT credit carryforward                                       1,001,786          1,017,279
              Federal net operating loss carryforward                       1,660,412            396,533
              State net operating loss carryforward                           300,207            478,991
                                                                    ------------------  -----------------
         Total deferred income tax assets                                   7,294,850          2,959,589
                                                                    ------------------  -----------------
         Deferred income tax liability:
              Difference between book and tax basis
                  of property and equipment                                (7,566,723)        (9,557,866)
                                                                    ------------------  -----------------
         Net deferred income tax liability                                $  (271,873)      $ (6,598,277)
                                                                    ==================  =================

(4)      LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2000 and 1999:

                                                                                     2000               1999
                                                                              --------------------------------------
Notes payable to a bank, interest ranging from 6.24 percent to 7.20 percent,        $  1,539,834       $  4,507,051
       payable in monthly installments through April 2001, secured by revenue equipment
Note payable to a bank, interest based on Eurodollar rate payable in monthly                  --          4,022,222
       installments through August 2000, unsecured
Note payable to a bank, interest based on Eurodollar rate (6.39 percent at               259,554            648,884
       September 30, 2000), payable in monthly installments through May 2001, secured by revenue equipment
Note payable to a municipality for a special improvement district                        419,138                 --
Line of credit payable to a bank, interest based on Eurodollar rate (7.14             16,000,000         10,000,000
       percent at September 30, 2000), interest payable monthly, principle due September 2002, secured by accounts receivable (see description below)
                                                                              --------------------------------------
                                                                                      18,218,526         19,178,157
         Less current portion                                                         (1,841,735)        (7,459,577)
                                                                              --------------------------------------
                                                                                    $ 16,376,791       $ 11,718,580
                                                                              ======================================

         Scheduled principal payments of long-term debt as of September 30, 2000 are as follows:

             Years Ending September 30,                           Amount
------------------------------------------------------      -------------------
                        2001                                       $ 1,841,735
                        2002                                        16,376,791
                                                            -------------------
                                                                   $18,218,526
                                                            ===================


         The Company has a secured line of credit that provides for maximum borrowings of $20,000,000 with a bank through September 30, 2002. Borrowings under the line of credit are secured with accounts receivable and are limited to a portion of the book value of accounts receivable. As of September 30, 2000, the Company had drawn $16,000,000 on this line of credit, had $2,085,000 of outstanding letters of credit, and had $1,915,000 of additional availability under the agreement.

         The Company's secured line of credit agreement contains various restrictive covenants including a minimum tangible net worth requirement and a fixed charge coverage covenant. As of September 30, 2000, the Company was in violation of the minimum tangible net worth requirement. The Company obtained a waiver of the violation and as discussed in Note 10 has amended the covenant subsequent to September 30, 2000.

(5)      CAPITALIZED LEASE OBLIGATIONS

         Certain   revenue   equipment   is  leased  under   capitalized   lease
obligations. The following is a summary of assets held under capital lease agreements as of September 30, 2000 and 1999:

                                           2000                   1999
                                 ----------------------------------------------

Revenue equipment                       $ 5,987,377            $ 5,987,377
Less accumulated amortization            (2,910,314)            (2,514,305)
                                 ----------------------------------------------
                                        $ 3,077,063             $3,473,072
                                 ==============================================


         The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the minimum lease payments at September 30, 2000:

            Years Ending September 30,                       Amount
---------------------------------------------------
                                                       --------------------
                       2001                                    $ 1,603,054
                                                       --------------------
Total minimum lease payments                                     1,603,054
Less amount representing interest                                   (7,669)
                                                       --------------------
Present value of minimum lease payments                        $ 1,595,385
                                                       ====================


(6)      COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company is committed under noncancelable operating leases involving certain revenue equipment. Rent expense for noncancelable operating leases was $35,261,458, $31,767,339 and $25,343,111 for fiscal years 2000, 1999 and 1998, respectively. Aggregate future lease commitments are $35,096,831, $24,871,158, $11,349,895, $1,946,816, and $837,049 for the years ending September 30, 2001,
2002, 2003, 2004, and 2005, respectively.

Orders for Revenue Equipment

         As of September 30, 2000, the Company had placed orders for fiscal years 2001 and 2002 to purchase revenue equipment at an estimated total purchase price of $154 million. The revenue equipment is to be delivered during fiscal years 2001 and 2002. Approximately $121 million of the new revenue equipment will be used to replace older revenue equipment and the balance represents incremental additions to the Company's fleet. These orders may be canceled by the Company without penalty upon written notification any time prior to 85 days before the revenue equipment's scheduled delivery.

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

         On September 27, 2000, the District Court dismissed the case with prejudice. Plaintiffs have asked the Court for reconsideration and alteration or amendment of the decision. Management believes, after discussion with legal counsel and its Directors and Officers Insurance carrier, that the ultimate outcome of this matter will not have a significant effect on the Company's financial position and results of operations. However, pending any further action by Plaintiffs, it is possible that a change in the Company's estimate of probable liability could occur.

         The Company is a defendant in a lawsuit filed April of 1998 in the Third District Court in and for Salt Lake County Utah, Gallegos v. Dick Simon Trucking, Inc., based upon the death of two people and the severe brain injury to a child in an accident involving a Company truck. The lawsuit involves a punitive damage claim, which is uninsurable under Utah law. The Company has admitted liability on the non-punitive damages claims. The lawsuit is set for trial on March 29, 2001. The probable verdict range of the compensatory damage claim is from 5 to 20 million dollars, well within the Company's liability insurance limits. Liability for the punitive damage claim and likely punitive damage verdict amount, if any, are very difficult to predict. Management is unable to assess the ultimate impact of this litigation on the Company's results of operations or financial position.

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

Consulting and Noncompetition Agreement

         Effective September 19, 2000, the Company entered into a consulting and noncompetition agreement with its former Chairman of the Board, Chief Executive Officer and President. For a period of three years, the Company is obligated to pay a consulting fee of $259,000 per year, provide executive level medical and dental coverage, reimburse ordinary and necessary business expenses, and provide continuing directors' and officers' liability insurance for the consultant. The consultant agrees to not compete with the Company for the term of the agreement.

Employment and Noncompetition Agreements

         On September 19, 2000, the Company entered into at-will employment and noncompetition agreements with five of its executive officers. The Company is obligated to pay a salary to these individuals of not less than $156,000 per year. Each executive is eligible to receive an annual performance bonus based on the operating ratio of the Company. The bonus is equal to $10,000 for each percentage point or portion thereof that the operating ratio is less than 97%. In addition, during the period of an executive's employment, the Company provides executive level medical and dental coverage, disability insurance, directors' and officers' liability insurance and reimburses ordinary and necessary business expenses. If an executive's employment is terminated by the executive for "Good Reason" or by the Company without "Cause", the Company is obligated to continue payment of compensation for a period of three years. If an executive's employment is terminated by the executive without "Good Reason" or by the Company with "Cause", the Company is obligated to continue payment of compensation for a period of one year. Each executive agrees to not compete with the Company for any term covered by compensation.

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

Incentive Stock Plan

         On May 31, 1995, the Company's Board of Directors and stockholders approved and adopted the Dick Simon Trucking, Inc. Incentive Stock Plan (the "Plan"). The Plan reserves 2,000,000 shares of Class A Common Stock for issuance thereunder. The Board of Directors or its designated committee administers the Plan and has the discretion to determine the employees and officers who will receive awards, the type of awards (incentive stock options, non-statutory stock options, restricted stock awards, reload options, other stock based awards, and other benefits) to be granted and the term, vesting provisions and exercise prices.

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

Warrant Agreement

         On September 19, 2000, the Company's Board of Directors adopted and approved a Warrant Agreement between the Company and the Chairman of the Board. Under the agreement, the Chairman was granted warrants to purchase 300,000 shares of the Company's Class A Common Stock at $7.00 per share. The warrants become exercisable at the rate of 100,000 per year on each of September 19, 2001, 2002, and 2003.

Outside Director Stock Plan

         The Company adopted an Outside Director Stock Plan, under which each director who is not an employee of the Company and not holding a warrant will receive an option to purchase 5,000 shares of the Company's Class A Common Stock at the market price at the grant date. The options vest 20% at grant and an additional 20% on the first through fourth anniversaries of the grant date. On the five year anniversary of service as an outside director, each qualifying director will receive an option to purchase an additional 5,000 shares of the Company's Class A Common Stock. The Company has reserved 25,000 shares of Class A Common Stock for issuance under the Outside Director Stock Plan.

         The following table summarizes the combined stock option activity for all plans for fiscal years 1998, 1999 and 2000:

                                                                                                               Weighted Average
                                                                             Number of                         Exercise Price Per
                                                                              Options         Price Range             Share
                                                                          ---------------- ------------------- --------------------

Outstanding at September 30, 1997                                                 349,234      $ 9.00 - 16.00             $  11.79
         Granted                                                                  386,500       14.50 - 23.50
                                                                                                                             23.26
         Exercised                                                                 (3,460)               9.00                 9.00
         Forfeited                                                                (15,144)       9.00 - 16.00                 9.18
                                                                          ---------------- ------------------- --------------------

Outstanding at September 30, 1998                                                 717,130        9.00 - 23.50                18.05
         Granted                                                                  373,000        4.25 -  5.50                 5.50
         Exercised                                                                     --                  --                   --
         Forfeited                                                                (81,780)       5.50 - 16.00                 6.74
                                                                          ---------------- ------------------- --------------------

Outstanding at September 30, 1999                                               1,008,350        4.25 - 23.50                14.34
         Granted                                                                  408,000        4.50 -  7.00                 6.85
         Exercised                                                                 (1,275)       5.50 -  9.00                 6.26
         Forfeited                                                                (72,520)       4.25 - 19.87                 6.14
                                                                          ---------------- ------------------- --------------------

Outstanding at September 30, 2000                                               1,342,555      $ 4.25 - 23.50              $ 12.51
                                                                          ================ =================== ====================

         The weighted average fair value of options granted during the years ended September 30, 2000, 1999, and 1998 was $2.88, $3.23, and $10.12,
respectively. A summary of the options outstanding and options exercisable at September 30, 2000 is as follows:


                             Options Outstanding                                          Options Exercisable
  ------------------------------------------------------------------------      -------------------------------------
                                          Weighted Average
 Range of Exercise         Options           Remaining       Weighted Average        Options        Weighted Average
       Prices            Outstanding      Contractual Life    Exercise Price       Exercisable       Exercise Price
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$   4.25 -  5.50             279,000         8.29 years          $     5.49            26,500            $    5.45
    5.51 - 15.00             545,555         8.32 years                7.65           394,655                 7.88
   15.01 - 20.00             138,000         6.20 years               16.03            83,200                16.05
   20.01 - 23.50             380,000         7.21 years               23.38           152,000                23.38
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$   4.25 - 23.50           1,342,555         7.78 years          $    12.51           656,355            $   12.41
===================== ================== =================== ================== =================== ==================


Stock-Based Compensation

         The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net earnings (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to September 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 5.98%, 4.79%, and 5.77% in fiscal years 2000, 1999 and 1998, respectively, a dividend yield of 0%, average volatility of the expected common stock price of 50.9%, 54.9%, and 24.6% for fiscal years 2000, 1999 and 1998, respectively, and weighted average expected lives for the stock options of approximately 5.1 years, 8.0 years, and 7.4 years for fiscal years 2000, 1999 and 1998, respectively. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting period of the respective stock options. Under the fair value method of SFAS No. 123, pro forma net (loss) earnings would have been ($12,230,289), ($4,329,975), and ($479,122), and pro forma diluted net (loss) earnings per share would have been ($2.00), ($0.71), and ($0.08) for the fiscal years ended September 30, 2000, 1999, and 1998, respectively.

 (8)     EMPLOYEE BENEFIT PLAN

         The Company has adopted a defined contribution plan, the Dick Simon Trucking, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"). All employees who have completed one year of service and have reached age 21 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, employees are allowed to make contributions of up to 15 percent of their annual compensation; the Company may make matching contributions equal to a discretionary percentage, to be determined by the Company, of the employee's salary reductions. The Company may also make additional discretionary contributions to the 401(k) Plan. All amounts contributed by a participant are fully vested at all times. The participant becomes 20 percent vested in any matching or discretionary contributions after two years of service. This vesting percentage increases to 100 percent after six years of service. During fiscal years 2000, 1999, and 1998, the Company contributed $331,596, $320,438, and $351,829, respectively, to the 401(k) Plan.

(9)      RELATED PARTY TRANSACTIONS

         During fiscal year 2000, the Company had transactions with entities affiliated with former members of the Board of Directors. These transactions totaled $158,000. Management believes that these transactions were completed at fair market value.


(10)     SUBSEQUENT DEBT AGREEMENTS

         In January 2001, the Company amended its credit facility. The amended agreement provides for a $10 million term loan in addition to the $20 million line of credit. The term loan matures September 30, 2001 and the line of credit matures September 30, 2002. Borrowings under the line of credit and term loan are secured by the Company's Salt Lake City terminal facility. In addition, a portion of borrowings under the agreement are guaranteed by the Company's majority stockholder. All borrowings under the agreement bear interest at rates ranging from 1.75 percent to 3.25 percent above the Eurodollar Rate in effect from time-to-time. Applicable interest rates are determined based on the Company's net worth.

(11)     QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  2000              2000               2000              2000
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                              $ 61,430          $60,948             $55,159          $53,861
Operating earnings (loss)                             (10,459)             (82)                545               98
Earnings (loss) before income
   taxes and cumulative effect
   of accounting change                               (10,805)            (418)                122             (221)
Provision (benefit) for income taxes                   (3,890)            (151)                 44              (80)
Cumulative effect of
   accounting change                                       --               --                  --           (3,863)
Net earnings (loss)                                    (6,915)            (267)                 78           (4,004)
Diluted net earnings (loss) per share                $  (1.13)         $ (0.04)            $  0.01          $ (0.66)

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  1999              1999               1999              1999
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                              $ 53,281          $53,599             $49,271          $52,992
Operating earnings (loss)                                (440)          (1,058)             (2,716)             369
Earnings (loss) before income taxes                      (782)          (1,393)             (3,097)              73
Provision (benefit) for income taxes                     (294)            (527)             (1,171)              27
Net earnings (loss)                                      (486)            (866)             (1,926)              45
Diluted net earnings (loss) per share                $  (0.08)         $ (0.14)            $ (0.32)         $  0.01



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Simon Transportation Services Inc.:

         We have audited the accompanying consolidated statement of financial position of Simon Transportation Services Inc. (a Nevada corporation) and subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simon Transportation Services Inc. and subsidiary as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with auditing standards generally accepted in the United States.

         As explained in Note 2 to the consolidated financial statements, effective October 1, 1999, the Company changed its method of accounting for accrued claims payable.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
January 9, 2001