Form 10-Q
period 2000-12-31
SIMON TRANSPORTATION SERVICES INC
filed 2001-02-14
CIK 1000577

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549-1004
                    ------------------------------------

                                 FORM 10-Q

                                 (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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


                                                               YES X NO
                                                                   -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 31, 2001).

            Class A Common Stock, $.01 par value: 6,115,109 shares
                   Class B Common Stock, $.01 par value: None


Exhibit Index is on Page 11.

                       SIMON TRANSPORTATION SERVICES INC.
                               TABLE OF CONTENTS

                                    PART I

                             FINANCIAL INFORMATION


                                                                                 PAGE
                                                                                NUMBER

Item 1.       Financial Statements:

              Condensed consolidated statements of financial
              position as of September 30, 2000 and December 31, 2000              3

              Condensed consolidated statements of operations
              for the three months ended December 31, 2000 and 1999                4

              Condensed consolidated statements of cash flows
              for the three months ended December 31, 2000 and 1999                5

              Notes to condensed consolidated financial statements                 6

Item 2.       Management's discussion and analysis of financial
              condition and results of operations                                  7



                                    PART II

                               OTHER INFORMATION



Item 1.       Legal Proceedings                                                   10

Item 2.       Changes in Securities                                               11

Item 3.       Defaults Upon Senior Securities                                     11

Item 4.       Submission of Matters to a Vote of Security Holders                 11

Item 5.       Other Information                                                   11

Item 6.       Exhibits and Reports on Form 8-K                                    11


                       SIMON TRANSPORTATION SERVICES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                  ASSETS

                                                                               December 31, 2000           September 30, 2000
                                                                               -----------------           ------------------
                                                                                  (Unaudited)
Current Assets:
         Cash                                                                    $    2,743,500               $    3,331,119
         Receivables, net of allowance for doubtful accounts of
                $611,000 and $586,000, respectively                                  32,356,562                   29,932,630
         Operating supplies                                                           1,300,944                    1,330,462
         Prepaid expenses and other                                                   7,521,707                    6,657,644
                                                                         -----------------------     ------------------------
                  Total current assets                                               43,922,713                   41,251,855
                                                                         -----------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                         8,884,752                    8,884,752
         Revenue equipment                                                           36,325,005                   37,114,744
         Buildings and improvements                                                  18,529,536                   18,525,612
         Office furniture and equipment                                               9,454,645                    9,262,994
                                                                         -----------------------     ------------------------
                                                                                     73,193,938                   73,788,102
         Less accumulated depreciation and amortization                             (25,147,462)                 (24,384,568)
                                                                         -----------------------     ------------------------
                                                                                     48,046,476                   49,403,534
                                                                         -----------------------     ------------------------
Other Assets                                                                            503,415                      451,603
                                                                         -----------------------     ------------------------
                                                                                 $   92,472,604               $   91,106,992
                                                                         =======================     ========================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                       $      971,209               $    1,841,735
         Current portion of capitalized lease obligations                             1,567,841                    1,595,385
         Accounts payable                                                             9,371,760                    7,721,099
         Accrued liabilities                                                          6,554,601                    5,242,894
         Accrued claims payable                                                       9,328,104                    8,880,638
                                                                         -----------------------     ------------------------
                  Total current liabilities                                          27,793,515                   25,281,751
                                                                         -----------------------     ------------------------

Long-Term Debt, net of current portion                                               18,204,137                   16,376,791
                                                                         -----------------------     ------------------------
Deferred Income Taxes                                                                 4,604,318                    4,604,318
                                                                         -----------------------     ------------------------

Stockholders' Equity:
         Preferred stock,  $.01 par value,  5,000,000 shares
            authorized, none issued                                                          --                           --
         Common stock,  $.01 par value, 20,000,000 shares
            authorized, 6,291,709 and 6,287,709 shares
            issued, respectively                                                         62,917                       62,877
         Treasury stock, 176,600 shares at cost                                      (1,053,147)                  (1,053,147)
         Additional paid-in capital                                                  48,305,088                   48,285,578
         Accumulated deficit                                                         (5,444,224)                  (2,451,176)
                                                                         -----------------------     ------------------------
                  Total stockholders' equity                                         41,870,634                   44,844,132
                                                                         -----------------------     ------------------------
                                                                                 $   92,472,604               $   91,106,992
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

                          SIMON TRANSPORTATION SERVICES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                                        For the Three Months Ended
                                                                         ----------------------------------------------------
                                                                              December 31, 2000            December 31, 1999
                                                                              -----------------            -----------------

Operating Revenue                                                                $   65,509,359               $   53,860,382
                                                                         -----------------------     ------------------------

Operating Expenses:
         Salaries, wages, and benefits                                               26,016,388                   22,582,658
         Fuel & fuel taxes                                                           14,829,194                   10,391,600
         Operating supplies and expenses                                              8,780,729                    6,773,105
         Taxes and licenses                                                           2,299,112                    1,618,232
         Insurance and claims                                                         3,502,021                    1,423,570
         Communications and utilities                                                 1,268,465                      961,337
         Depreciation and amortization                                                  972,719                    1,208,197
         Rent                                                                        10,422,740                    8,804,092
                                                                         -----------------------     ------------------------
                  Total operating expenses                                           68,091,368                   53,762,791
                                                                         -----------------------     ------------------------
                  Operating (loss) earnings                                          (2,582,009)                      97,591
Net interest expense                                                                    411,039                      318,239
                                                                         -----------------------     ------------------------
Loss before income taxes                                                             (2,993,048)                    (220,648)
Benefit for income taxes                                                                     --                      (79,433)
                                                                         -----------------------     ------------------------
Net loss                                                                         $   (2,993,048)              $     (141,215)
                                                                         =======================     ========================

Net loss per common share:
         Basic                                                                   $        (0.49)              $        (0.02)
                                                                         =======================     ========================
         Diluted                                                                 $        (0.49)              $        (0.02)
                                                                         =======================     ========================

Weighted average common shares outstanding:
         Basic                                                                        6,114,620                    6,110,109
                                                                         =======================     ========================
         Diluted                                                                      6,114,620                    6,110,109
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

                         SIMON TRANSPORTATION SERVICES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                          For the Three Months Ended
                                                                                ---------------------------------------------
                                                                                    December 31, 2000      December 31, 1999
                                                                                    -----------------      -----------------

Cash Flows From Operating Activities:
     Net loss                                                                           $  (2,993,048)         $    (141,215)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
              Depreciation and amortization                                                   972,719              1,208,197
              Changes in operating assets and liabilities:
                  Receivables, net                                                         (2,423,932)            (2,150,821)
                  Operating supplies                                                           29,518               (143,481)
                  Prepaid expenses and other                                                 (864,063)            (1,565,703)
                  Deferred tax asset                                                               --                (58,808)
                  Other assets                                                                (51,812)               (11,231)
                  Accounts payable                                                          1,650,661               (313,739)
                  Income taxes receivable                                                          --              1,497,745
                  Accrued liabilities                                                       1,311,707               (306,528)
                  Accrued claims payable                                                      447,466                (62,908)
                                                                                ---------------------------------------------
                      Net cash used in operating activities                                (1,920,784)            (2,048,492)
                                                                                ---------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (2,883,594)            (3,915,918)
     Proceeds from the sale of property and equipment                                       3,267,933              4,511,502
                                                                                ---------------------------------------------
                      Net cash provided by investing activities                               384,339                595,584
                                                                                ---------------------------------------------

Cash Flows From Financing Activities:
     Principal payments on long-term debt                                                    (870,526)              (668,859)
     Borrowings under line-of-credit agreement                                              1,827,346                     --
     Principal payments under capitalized lease obligations                                   (27,544)              (109,579)
     Net proceeds from issuance of Class A common stock                                        19,550                  2,475
                                                                                ---------------------------------------------
                      Net cash provided by (used in) financing activities                     948,826               (775,963)
                                                                                ---------------------------------------------

Net Decrease In Cash                                                                         (587,619)            (2,228,871)
Cash at Beginning of Period                                                                 3,331,119              8,658,268
                                                                                ---------------------------------------------

Cash at End of Period                                                                   $   2,743,500          $   6,429,397
                                                                                =============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                       $     412,327          $     318,239
         Cash paid during the period for income taxes                                          39,597                 14,128


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

                  The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 2000 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company as of September 30, 2000. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.


Note 2:           Subsequent Event

                  On January 22, 2001, the Company acquired a portion of the trucking assets of Westway Express, Inc. ("Westway"), primarily mobile communication equipment and miscellaneous assets. The Company entered into a lease for a terminal owned by Westway, refinanced Westway leases for tractors and trailers, and assumed leases for terminals. The Company will also pay Westway for assisting the Company in hiring drivers. Total consideration to Westway is approximately $2.1 million, excluding future lease payments. The transaction included a five year non-compete agreement.

Forward-Looking Statements

This quarterly report and statements by the Company in reports to its stockholders and public filings, as well as oral public statements by Company representatives, may contain certain forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within the truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, the resale value of used equipment, and the availability and compensation of qualified drivers. Readers should review and consider the various disclosures made by the Company in this quarterly report and in its reports to its stockholders and periodic reports on Forms 10-K and 10-Q.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's first fiscal quarters of its 2001 and 2000 fiscal years, respectively.


Results of Operations

Three months ended December 31, 2000 and 1999

         Operating revenue increased $11.6 million (21.6%) to $65.5 million for the three months ended December 31, 2000, from $53.9 million for the corresponding period of 1999. Approximately 31% of the revenue growth was represented by fuel surcharge revenue, which impacts the percentage of revenue represented by the various expense items. Weighted average tractors increased 17.4%, to 1,973 in the 2000 period from 1,681 in the 1999 period.

         Salaries, wages, and benefits increased $3.4 million (15.2%) to $26.0 million during the quarter ended December 31, 2000 from $22.6 million in the 1999 period. As a percentage of revenue, salaries, wages, and benefits decreased to 39.7% of revenue for the three months ended December 31, 2000, from 41.9% for the corresponding period of 1999. The decrease was primarily attributable an increase in the revenue per mile, mostly attributable to fuel surcharge. Effective November 1, 2000, management raised driver wages by two cents per mile. One cent of the increase applies to all drivers at all levels and another cent can be attained based upon a monthly mileage target. (*)

         Fuel and fuel taxes increased $4.4 million (42.7%) to $14.8 million during the quarter ended December 31, 2000 from $10.4 million in the 1999 period. As a percentage of revenue, fuel and fuel taxes increased to 22.6% of revenue for the three months ended December 31, 2000, from 19.3% of revenue for the corresponding period of 1999. This was the result of a 29.5% increase in the average price of fuel during the 2000 quarter from $1.22 per gallon in the 1999 quarter to $1.58 per gallon in the 2000 quarter. The Company has agreements in place with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel prices. However, increased fuel prices will not be fully offset by these surcharges.

         Operating supplies and expenses increased $2.0 million (29.6%) to $8.8 million during the quarter ended December 31, 2000 from $6.8 million in the 1999 period. As a percentage of revenue, operating supplies and expenses increased to 13.4% of revenue for the three months ended December 31, 2000, from 12.6% for the corresponding period of 1999. The increase is primarily attributable to the increased recruiting and other costs associated with driver turnover.

         Taxes and licenses increased $0.7 million (42.1%) to $2.3 million during the quarter ended December 31, 2000 from $1.6 million for the corresponding period of 1999. As a percentage of revenue, taxes and licenses increased to 3.5% of revenue for the three months ended December 31, 2000, compared with 3.0% for the corresponding period of 1999. The increase is primarily attributable to the payment of federal highway use tax on vehicles that have been removed from service and replaced with new equipment.

         Insurance and claims increased $2.1 million (146.0%) to $3.5 million during the quarter ended December 31, 2000 from $1.4 million during the quarter ended December 31, 1999. As a percentage of revenue, insurance and claims increased to 5.3% for the three months ended December 31, 2000, compared with

- --------
(*) "Forward-looking" statements.

2.6% for the corresponding period of 1999, primarily as a result of increased claims associated with driver turnover. Effective, October 1, 1999, the Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under accounting principles generally accepted in the United States.

         Communications and utilities increased $0.3 million (31.9%) to $1.3 million during the quarter ended December 31, 2000 from $1.0 million during the quarter ended December 31, 1999. As a percentage of revenue, communications and utilities remained essentially constant at 1.9% of revenue for the three months ended December 31, 2000, compared with 1.8% for the corresponding period of 1999.

         Depreciation and amortization decreased $0.2 million (19.5%) to $1.0 million during the quarter ended December 31, 2000 from $1.2 million for the corresponding period of 1999. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased to 1.5% of revenue for the three months ended December 31, 2000, from 2.2% for the corresponding period of 1999, because of a decrease in the percentage of the Company's revenue equipment that was owned or acquired under capital leases. Depreciation and amortization was adjusted for a net gain on the sale of revenue equipment of $270,765 during the 2000 period compared with a net gain of $439,923 during the 1999 period. Because of a softening of the market for used equipment, management does not expect gains on the sale of revenue equipment to continue as in the past.(*)

         Rent increased $1.6 million (18.4%) to $10.4 million for the quarter ended December 31, 2000 from $8.8 million for the corresponding period of 1999. As a percentage of revenue, rent decreased to 15.9% of revenue for the three months ended December 31, 2000, from 16.3% for the corresponding period of 1999, as a result of higher revenue per mile in the 2000 period. The fixed costs of rent were offset against a higher rate per mile. Substantially all of the Company's revenue equipment is financed through operating leases. The Company utilized operating leases during the most recent quarter because of more favorable terms. If the Company continues to use operating lease financing, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense. During the 2001 quarter, the Company began an owner operator program. Currently, owner operators comprise approximately 6% of the total Company fleet. As the ratio of owner operators to Company drivers increases, the percentage of rent will also increase.(*)

         As a result of the foregoing, the Company's operating ratio increased to 103.9% for the three months ended December 31, 2000, from 99.8% for the corresponding period of 1999.

         Net interest expense increased $0.1 million (29.2%) to $0.4 million for the quarter ended December 31, 2000 from $0.3 million for the corresponding period of 1999. As a percentage of revenue, net interest expense remained constant at 0.6% of revenue for the three months ended December 31, 2000, and the corresponding period in 1999.

         The Company's effective combined federal and state income tax rates for the three months ended December 31, 2000 and 1999 was 0.0% and 36.0%, respectively. Due to the loss reported by the Company in the 2000 period, management has established a valuation allowance to offset the potential benefit for income taxes until such time as the Company returns to profitability.

         As a result of the factors described above, net loss increased $2.9 million to a loss of $3.0 million for the three months ended December 31, 2000, compared with a net loss of $0.1 million for the corresponding period of 1999. As a percentage of revenue, net loss was 4.6% of revenue in the quarter ended December 31, 2000, compared with 0.3% in the 1999 period.


- --------
(*) "Forward-looking" statements.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently borrowings and leases with financial institutions and equipment manufacturers. During the three-month periods ended December 31, 2000 and 1999, the Company continued to finance its tractors with operating leases.

         Net cash used in operating activities was $1.9 million for the three months ended December 31, 2000. Accounts receivable increased $2.4 million, prepaid licensing on revenue equipment increased $0.9 million, and accounts payable, accrued liabilities and accrued claims decreased $3.4 million collectively. These uses of cash were offset by a non-cash charge of $1.0 million for depreciation.

         Net cash provided by investing activities was $0.4 million for the three months ended December 31, 2000. The Company purchased $2.9 million of new property and revenue equipment and sold revenue equipment for $3.3 million. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $33.3 million in aggregate for fiscal years 2001 and 2002. The Company expects projected capital expenditures to be funded with operating leases, borrowings and, if available, cash flows from operations.(*)

         Net cash provided by financing activities was $0.9 million in the 2000 period, consisting of borrowings under the Company's line of credit of $1.8 million offset by payments of $0.9 million of principal under the Company's long-term debt and capitalized lease agreements.

         The maximum amount committed under the Company's line of credit at December 31, 2000 was $20 million. As of December 31, 2000, the Company had drawn $17.8 million against the line. The interest rate on the line of credit is
1.75 percent above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time-to-time. At December 31, 2000, the Company had other outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $2.9 million, most of which comprised obligations for the purchase of revenue equipment. As of September 30, 2000, the Company's future commitments under noncancelable operating leases amounted to $74.1 million.

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

         The Company's working capital at December 31, 2000 was $16.1 million. Management believes that available borrowings under the line of credit and term loan, and future borrowings under installment notes payable or lease arrangements for revenue equipment will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 2001. (*)

- --------
(*) "Forward-looking" statements.

Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are fluctuation in fuel prices and interest rates on our debt financing.

         We are not engaged in any fuel hedging transactions. Thus, we are exposed to fluctuations in fuel prices but are not exposed to any market risk involving hedging costs.

         The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are interest rates on our debt financing. Our variable rate debt consists of a revolving line of credit and term loan, and an equipment finance term loan carrying interest rates tied to LIBOR or the Eurodollar rate. These variable interest rates expose us to the risk that interest rates may rise. At December 31, 2000, assuming borrowing equal to the $17.8 million drawn on the line of credit and $0.2 million on other outstanding variable rate loans, a one percentage point increase in the LIBOR and Eurodollar rate would increase our annual interest expense by approximately $180,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $2.7 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $27,000 annually.



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

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits


  Number     Description
  ------     -----------
     3.1  +  Articles of Incorporation.
     3.2  *  Amended and Restated Bylaws.
     4.1  +  Articles of Incorporation.
     4.2  *  Amended and Restated Bylaws.
    10.1  +  Outside Director Stock Option Plan.
    10.2  *  Amendment to Outside Director Stock Option Plan
    10.3  +  Incentive Stock Plan.
    10.4  #  Amendment No. 2 to the Simon Transportation Services Inc. Incentive
             Stock Plan
    10.5  *  Revised Amendment No. 3 to the Simon Transportation Services
             Incentive Stock Plan
    10.6  @  Warrant to Purchase Shares of Class A Common Stock dated  September
             19, 2000, between Jerry Moyes and Simon Transportation Services Inc
    10.7  +  401(k)  Plan.
    10.8  ++ Loan Agreement  (Headquarters Loan) dated May 23, 1996 between U.S.
             Bank of Utah and Dick Simon Trucking, Inc.
    10.9 +++ Loan Agreement (Line of Credit) dated  September 28, 1999 (replaced loan agreement dated April 29, 1996) between U.S. Bank of Utah and Simon Transportation Services Inc.
      21  +  List of subsidiaries.

- ----------------------------------------------

+ Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.
++ Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 0-27208, dated August 9, 1996, and incorporated herein by reference.
+++ Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended September 30, 1999, Commission File No. 0-27208, dated December 14, 1999, and incorporated herein by reference.
# Filed as an exhibit to the registrant's Definitive Proxy Statement for the annual meeting held December 19, 1997, Commission File No. 0-27208, and incorporated herein by reference.
@ Filed as an exhibit to the registrant's Current Report on Form 8-K, Commission File No. 0-27208, dated October 4, 2000, and incorporated herein by reference.
* Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended September 30, 2000, Commission file No. 0-27208, dated January 12, 2001, and incorporated herein by reference.

                  (b)      Reports on Form 8-K.

                           Filed October 4, 2000. The Form 8-K reported a change
                  in control of the Company. Financial statements were not filed with the Form.

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

Date:    February 14, 2001                By:      /s/ Alban B. Lang
         ---------------------------               -----------------
                                                      (Signature)

                                          Alban B. Lang
                                          Treasurer and Chief Financial Officer