Form 10-Q
period 2001-03-31
SIMON TRANSPORTATION SERVICES INC
filed 2001-05-22
CIK 1000577

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549-1004
                       ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                                             YES X NO
                                                                 -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2001).

                Class A Common Stock, $.01 par value: 6,115,109 shares Class B Common Stock, $.01 par value: None

                                                     Exhibit Index is on Page 15

                       SIMON TRANSPORTATION SERVICES INC.
                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


                                                                                                   PAGE
                                                                                                  NUMBER

Item 1.       Financial Statements:

              Condensed consolidated statements of financial position as of
                       March 31, 2001 and September 30, 2000                                               3

              Condensed consolidated statements of operations for the three
                       and six months ended March 31, 2001 and 2000                                        4

              Condensed consolidated statements of cash flows for the six months
                       ended March 31, 2001 and 2000                                                       5

              Notes to condensed consolidated financial statements                                         6

Item 2.       Management's discussion and analysis of financial condition and results
                       of operations                                                                       7

Item 3.       Quantitative and qualitative disclosures about market risk                                  12


                                                  PART II

                                             OTHER INFORMATION



Item 1.       Legal Proceedings                                                                           13

Item 2.       Changes in Securities                                                                       13

Item 3.       Defaults Upon Senior Securities                                                             13

Item 4.       Submission of Matters to a Vote of Security Holders                                         13

Item 5.       Other Information                                                                           14

Item 6.       Exhibits and Reports on Form 8-K                                                            15



                           SIMON TRANSPORTATION SERVICES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                      ASSETS
                                                                             March 31, 2001            September 30, 2000
                                                                             --------------            ------------------
                                                                              (Unaudited)

Current Assets:
         Cash                                                                    $    4,408,675               $    3,331,119
         Receivables, net of allowance for doubtful accounts of
                  $636,000 and $586,000, respectively                                30,430,125                   29,932,630
         Operating supplies                                                           1,423,159                    1,330,462
         Prepaid expenses and other                                                   7,519,595                    6,657,644
                                                                         -----------------------     ------------------------
                  Total current assets                                               43,781,554                   41,251,855
                                                                         -----------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                         8,884,752                    8,884,752
         Revenue equipment                                                           36,532,531                   37,114,744
         Buildings and improvements                                                  18,550,169                   18,525,612
         Office furniture and equipment                                               9,581,800                    9,262,994
                                                                         -----------------------     ------------------------
                                                                                     73,549,252                   73,788,102
         Less accumulated depreciation and amortization                             (24,519,081)                 (24,384,568)
                                                                         -----------------------     ------------------------
                                                                                     49,030,171                   49,403,534
                                                                         -----------------------     ------------------------
Other Assets                                                                          2,039,794                      451,603
                                                                         -----------------------     ------------------------
                                                                                 $   94,851,519               $   91,106,992
                                                                         =======================     ========================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                       $   31,430,668               $    1,841,735
         Current portion of capitalized lease obligations                               816,907                    1,595,385
         Accounts payable                                                             8,566,471                    7,721,099
         Accrued liabilities                                                          6,807,825                    5,242,894
         Accrued claims payable                                                       9,205,089                    8,880,638
                                                                         -----------------------     ------------------------
                  Total current liabilities                                          56,826,960                   25,281,751
                                                                         -----------------------     ------------------------

Long-Term Debt, net of current portion                                                  376,791                   16,376,791
                                                                         -----------------------     ------------------------
Deferred Income Taxes                                                                 4,604,318                    4,604,318
                                                                         -----------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
                  authorized, none issued                                                    --                           --
         Class A common stock, $.01 par value, 20,000,000
                  shares authorized, 6,291,709 and 6,287,709
                  shares issued, respectively                                            62,917                       62,877
         Treasury stock, 176,600 shares at cost                                      (1,053,147)                  (1,053,147)
         Additional paid-in capital                                                  48,305,088                   48,285,578
         Accumulated deficit                                                        (14,271,408)                  (2,451,176)
                                                                         -----------------------     ------------------------
                  Total stockholders' equity                                         33,043,450                   44,844,132
                                                                         -----------------------     ------------------------
                                                                                 $   94,851,519               $   91,106,992
                                                                         =======================     ========================

       See accompanying notes to condensed consolidated financial statements

                                                 SIMON TRANSPORTATION SERVICES INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                             For the Three Months Ended           For the Six Months Ended
                                                         -------------------------------------- ------------------------------------
                                                           March 31, 2001     March 31, 2000      March 31, 2001      March 31, 2000
                                                           --------------     --------------      --------------      --------------

Operating Revenue                                            $64,063,814        $55,158,876       $ 129,573,173       $ 109,019,258
                                                         -------------------------------------- ------------------- ----------------

Operating Expenses:
         Salaries, wages, and benefits                        25,829,375         22,180,866          51,845,763          44,763,524
         Fuel and fuel taxes                                  14,482,675         12,178,214          29,311,869          22,569,814
         Operating supplies and expenses                       9,139,558          6,471,819          17,920,287          13,244,924
         Taxes and licenses                                    2,270,859          1,771,979           4,569,971           3,390,211
         Insurance and claims                                  3,706,501          1,588,567           7,208,522           3,012,137
         Communications and utilities                          1,335,676            846,681           2,604,141           1,808,018
         Depreciation and amortization                         1,624,215            976,618           2,596,934           2,184,815
         Rent                                                 14,034,617          8,599,077          24,457,357          17,403,169
                                                         -------------------------------------- ------------------- ----------------
                  Total operating expenses                    72,423,476         54,613,821         140,514,844         108,376,612
                                                         -------------------------------------- ------------------- ----------------
                  Operating earnings (loss)                   (8,359,662)           545,055         (10,941,671)            642,646
Net interest expense                                             467,522            423,309             878,561             741,548
                                                         -------------------------------------- ------------------- ----------------
Earnings (loss) before provision for income taxes             (8,827,184)           121,746         (11,820,232)            (98,902)
Provision (benefit) for income taxes                                  --             43,829                  --             (35,605)
                                                         -------------------------------------- ------------------- ----------------
Net earnings (loss)                                          $(8,827,184)       $    77,917       $ (11,820,232)      $     (63,297)
                                                         ====================================== =================== ================

Net earnings (loss) per common share:
         Basic                                               $     (1.44)       $      0.01       $       (1.93)      $       (0.01)
                                                         ====================================== =================== ================
         Diluted                                             $     (1.44)       $      0.01       $       (1.93)      $       (0.01)
                                                         ====================================== =================== ================

Weighted average common shares outstanding:
         Basic                                                 6,115,109          6,110,109           6,114,862           6,110,109
                                                         ====================================== =================== ================
         Diluted                                               6,115,109          6,110,109           6,114,862           6,110,109
                                                         ====================================== =================== ================

       See accompanying notes to condensed consolidated financial statements



                                                 SIMON TRANSPORTATION SERVICES INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                          For the Six Months Ended
                                                                               ----------------------------------------------
                                                                                      March 31, 2001         March 31, 2000
                                                                                      --------------         --------------

Cash Flows From Operating Activities:
     Net loss                                                                          $  (11,820,232)          $    (63,297)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                 2,596,934              2,184,815
              Changes in operating assets and liabilities:
                  Receivables, net                                                           (497,495)            (2,717,342)
                  Operating supplies                                                          (92,697)              (335,850)
                  Prepaid expenses and other                                                 (861,951)            (1,205,992)
                  Other assets                                                             (1,588,191)               123,166
                  Accounts payable                                                            845,372                 38,287
                  Income taxes receivable                                                          --              1,589,678
                  Accrued liabilities                                                       1,564,931                 (1,500)
                  Accrued claims payable                                                      324,451                236,218
                                                                               ----------------------------------------------
                      Net cash used in operating activities                                (9,528,878)              (151,817)
                                                                               ----------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (7,974,690)           (10,891,743)
     Proceeds from the sale of property and equipment                                       5,751,119             12,100,555
                                                                               ----------------------------------------------
                      Net cash (used in) provided by investing activities                  (2,223,571)             1,208,812
                                                                               ----------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of debt                                                        14,195,000                     --
     Principal payments on long-term debt                                                  (1,506,067)            (3,847,363)
     Borrowings under line-of-credit agreement                                                900,000                     --
     Principal payments under capitalized lease obligations                                  (778,478)              (220,974)
     Net proceeds from issuance of Class A common stock                                        19,550                  2,474
                                                                               ----------------------------------------------
                      Net cash provided by (used in) financing activities                  12,830,005             (4,065,863)
                                                                               ----------------------------------------------

Net Increase (Decrease) In Cash                                                             1,077,556             (3,008,868)
Cash at Beginning of Period                                                                 3,331,119              8,658,268
                                                                               ----------------------------------------------

Cash at End of Period                                                                  $    4,408,675           $  5,649,400
                                                                               ==============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                      $      896,044           $    741,548
         Cash paid during the period for income taxes                                          44,932                 41,851


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

Note 2.           Financing Arrangements

                  As reflected in the accompanying condensed consolidated financial statements, the Company suffered a net loss of $11.8 million during the six months ended March 31, 2001 and as of March 31, 2001 had a working capital deficit of $13.0 million. The Company's secured line of credit and term loan agreements contain various restrictive covenants including a minimum tangible net worth requirement and a fixed charge coverage covenant. As of March 31, 2001, the Company was in technical violation of these covenants; however, the bank has not demanded payment. As a result of the covenant violations, the amount outstanding under the Company's line of credit of $16.9 million and the amount outstanding under the Company's term loan of $10.0 million have been classified as current liabilities in the accompanying March 31, 2001 condensed consolidated balance sheet.

                  The Company is currently in the process of refinancing its line of credit and term loan debt with other financial institutions. On April 25, 2001, the Company signed a line of credit agreement with a financial institution expected to provide up to $30 million of funding secured by accounts receivable, inventory and certain furniture and equipment. Funding under this new line of credit agreement is pending certain approvals. The Company is also in the process of obtaining a term loan expected to provide $13.0 million of funding secured by certain land and buildings. Management expects these refinancing transactions to be completed during the third quarter of fiscal 2001; however, there can be no assurance that the refinancings will be completed. If the refinancings are not successfully completed, management believes that other alternative sources of financing are available and will be pursued.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

         Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within the truckload markets, decreased demand for transportation services offered by the Company, rapid inflation and fuel price increases, increases in interest rates, the resale value of used equipment, and the availability and compensation of qualified drivers.

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal periods discussed in this report represent the Company's second fiscal quarters and first six months of its 2001 and 2000 fiscal years, respectively.

         On January 22, 2001, Dick Simon Trucking, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of a portion of the trucking assets of Westway Express, Inc., a refrigerated carrier based in Commerce City, Colorado, and Albuquerque, New Mexico. Dick Simon Trucking, Inc. completed the acquisition of a portion of the assets of refrigerated carrier Gerald E. Ort Trucking, Inc. of New London, Wisconsin, on March 1, 2001.

Results of Operations

Three months ended March 31, 2001 and 2000

         Operating revenue increased $8.9 million (16.1%), to $64.1 million for the three months ended March 31, 2001, from $55.2 million for the corresponding period of 2000. The increase in operating revenue was primarily attributable to a 28% increase in weighted average tractors resulting from the Westway and Ort acquisitions, to 2,192 in the 2001 period, from 1,712 in the corresponding 2000 period. The increase in tractors was offset by a decrease in average revenue per tractor per week, to $2,285 in the 2001 period, from $2,471 in the 2000 period. The decrease in average revenue per tractor in the 2001 period is primarily attributable to lower utilization due to soft freight demand and an increase in empty miles percentage.

         Salaries, wages, and benefits increased $3.6 million (16.4%), to $25.8 million during the quarter ended March 31, 2001, from $22.2 million in the 2000 period. The increase was primarily attributable to an increase in driver wages effective November 1, 2000 and an increase in the number of shop and administrative personnel hired in the acquisitions of Westway and Ort. Effective April 1, 2001, the Company increased its wages for its experienced drivers by an average of three cents per mile. In addition, drivers with less than one year of experience now receive a one cent per mile increase after each three month period during the first year of employment. These factors were offset by a decrease in the percentage of the Company's fleet supplied by Company drivers. As a percentage of revenue, salaries, wages, and benefits increased to 40.3% of revenue for the three months ended March 31, 2001, from 40.2% for the corresponding period of 2000.

         Fuel and fuel taxes increased $2.3 million (18.9%), to $14.5 million during the quarter ended March 31, 2001, from $12.2 million in the 2000 period. As a percentage of revenue, fuel and fuel taxes increased to 22.6% of revenue for the three months ended March 31, 2001, from 22.1% for the corresponding period of 2000, principally as a result of higher fuel prices. The Company has agreements in place with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel prices. However, increased fuel prices are not fully offset by these surcharges.

         Operating supplies and expenses increased $2.6 million (41.2%), to $9.1 million during the quarter ended March 31, 2001 from $6.5 million in the 2000 period. As a percentage of revenue, operating supplies and expenses increased to 14.3% of revenue for the three months ended March 31, 2001, from 11.7% for the corresponding period of 2000. The increase is primarily attributable to increased recruiting and other costs associated with driver turnover.

         Taxes and licenses increased $0.5 million (28.2%), to $2.3 million during the quarter ended March 31, 2001, from $1.8 million for the corresponding period of 2000. As a percentage of revenue, taxes and licenses increased to 3.5% of revenue for the three months ended March 31, 2001, from 3.2% for the corresponding period of 2000. The increase is primarily attributable to the payment of federal highway use tax on vehicles that have been removed from service and replaced with new equipment.

         Insurance and claims increased $2.1 million (133.3%), to $3.7 million during the quarter ended March 31, 2001, from $1.6 million for the corresponding period of 2000. As a percentage of revenue, insurance and claims increased to 5.8% of revenue for the three months ended March 31, 2001, from 2.9% for the corresponding period of 2000. The increases are primarily the result of increased claims associated with driver turnover. Effective October 1, 1999, the Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under accounting principles generally accepted in the United States.

         Communications and utilities increased $0.5 million (57.8%), to $1.3 million during the quarter ended March 31, 2001, from $0.8 million for the corresponding period of 2000. As a percentage of revenue, communications and utilities increased to 2.1% of revenue for the three months ended March 31, 2001, compared with 1.5% of revenue for the corresponding period of 2000. The Company pays a fixed base charge per tractor for its satellite communications. The Company increased its fleet size with the Westway and Ort acquisitions, but experienced lower utilization of its equipment. Therefore, revenue did not increase proportionately with the increase in fixed satellite communication charges.

         Depreciation and amortization increased $0.6 million (66.3%), to $1.6 million during the quarter ended March 31, 2001, compared to $1.0 million for the corresponding period of 2000. As a percentage of revenue, depreciation and amortization (adjusted for the net gain or loss on the sale of property and equipment) increased to 2.5% of revenue for the three months ended March 31, 2001, from 1.8% for the corresponding period of 2000. The increases were the result of lower revenue per tractor and a net loss of $631,736 on the sale of property and revenue equipment, including a charge of approximately $500,000 on the disposition of non-refrigerated trailers, during the 2001 period, compared with a $631,623 net gain on sale during the 2000 period. Because of a softening of the market for used equipment, management does not expect gains on the sale of revenue equipment to continue as in the past.

         Rent increased $5.4 million (63.2%), to $14.0 million during the quarter ended March 31, 2001, from $8.6 million for the corresponding period of 2000. As a percentage of revenue, rent increased to 21.9% of revenue for the three months ended March 31, 2001, from 15.6% for the corresponding period of 2000. The increases resulted from (i) the implementation of an owner-operator program, (ii) increased use of operating leases, and (iii) lower equipment utilization. The Company began an owner-operator program in October 2000. Through aggressive marketing and the Westway and Ort acquisitions, owner-operators now comprise approximately 8% of the total Company fleet. Substantially all of the Company's revenue equipment is financed through operating leases. If the Company continues to use operating lease financing and add owner-operators, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 113.0% for the three months ended March 31, 2001, from 99.0% for the corresponding period of 2000.

         Net interest expense remained essentially constant at $468,000 during the quarter ended March 31, 2001, compared with $423,000 for the corresponding period of 2000. As a percentage of revenue, net interest expense decreased to 0.7% of revenue for the three months ended March 31, 2001, from 0.8% of revenue for the corresponding period in 2000.

         The Company's effective combined federal and state income tax rates for the three months ended March 31, 2001 and 2000 were 0% and 36.0%, respectively. Due to the loss reported by the Company in the 2001 period, management has established a valuation allowance to offset the potential benefit for income taxes until such time as the Company returns to profitability.

         As a result of the factors described above, the Company experienced a net loss of $8.8 million for the three months ended March 31, 2001, compared with net earnings of $77,917 for the corresponding period of 2000.

Six months ended March 31, 2001 and 2000

         Operating revenue increased $20.6 million (18.9%), to $129.6 million for the six months ended March 31, 2001, from $109.0 million for the corresponding period of 2000. The increase in operating revenue was primarily attributable to a 22.8% increase in weighted average tractors resulting from the Westway and Ort acquisitions, to 2,083 in the 2001 period from 1,696 in the corresponding 2000 period, and an increase in average revenue per total mile in the 2001 period to $1.19, from $1.16 in the 2000 period. These increases were partially offset by a decrease in average revenue per tractor per week, to $2,398 in the 2001 period from $2,467 in the 2000 period. The decrease in the average revenue per tractor in the 2001 period is primarily attributable to lower utilization due to soft freight demand and an increase in empty miles percentage.

         Salaries, wages, and benefits increased $7.1 million (15.8%), to $51.9 million during the six months ended March 31, 2001, from $44.8 million in the 2000 period. As a percentage of revenue, salaries, wages, and benefits decreased to 40.0% of revenue for the six months ended March 31, 2001, from 41.1% for the corresponding period of 2000. The decrease as a percentage of revenue was primarily attributable to a decrease in the percentage of the Company's fleet supplied by Company drivers following the institution of an owner-operator program in October 2000. The decrease was partially offset by driver wage increases. Effective November 1, 2000, management raised driver wages by two cents per mile. One cent of the increase applied to all drivers at all levels and another cent can be attained based upon a monthly mileage target. Effective April 1, 2001, the Company increased its wages for its experienced drivers by an average of three cents per mile. In addition, drivers with less than one year of experience now receive a one cent per mile increase after each three month period during the first year of employment.

         Fuel and fuel taxes increased $6.7 million (29.9%), to $29.3 million during the six months ended March 31, 2001, from $22.6 million in the 2000 period. As a percentage of revenue, fuel and fuel taxes increased to 22.6% of revenue for the six months ended March 31, 2001, from 20.7% for the corresponding period of 2000, principally as a result of higher fuel prices. The Company has agreements with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel surcharges. However, increased fuel prices are not fully offset by these surcharges.

         Operating supplies and expenses increased $4.7 million (35.3%), to $17.9 million during the six months ended March 31, 2001, from $13.2 million in the 2000 period. As a percentage of revenue, operating supplies and expenses increased to 13.8% of revenue for the six months ended March 31, 2001, from 12.1% for the corresponding period of 2000. The increase is primarily attributable to the increased recruiting and other costs associated with driver turnover.

         Taxes and licenses increased $1.2 million (34.8%), to $4.6 million during the six months ended March 31, 2001, from $3.4 million for the corresponding period of 2000. As a percentage of revenue, taxes and licenses increased to 3.5% of revenue for the six months ended March 31, 2001, from 3.1% of revenue for the corresponding period of 2000. The increase is primarily attributable to the payment of federal highway use tax on vehicles that have been removed from service and replaced with new equipment. Although the Company experienced a higher per mile rate during the 2001 period, the decrease in equipment utilization did not allow revenue to remain proportionate with fixed licensing costs.

         Insurance and claims increased $4.2 million (139.3%), to $7.2 million during the six months ended March 31, 2001, from $3.0 million for the corresponding period of 2000. As a percentage of revenue, insurance and claims increased to 5.6% of revenue for the six months ended March 31, 2001, from 2.8% for the corresponding period of 2000, primarily as a result of increased claims associated with driver turnover. Effective October 1, 1999, the Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under accounting principles generally accepted in the United States.

         Communications and utilities increased $0.8 million (44.0%), to $2.6 million during the six months ended March 31, 2001, from $1.8 million for the corresponding period of 2000. As a percentage of revenue, communications and utilities increased to 2.0% of revenue for the six months ended March 31, 2001, compared with 1.7% of revenue for the corresponding period of 2000. The Company pays a fixed base charge per tractor for its satellite communications. The Company increased its fleet size with the Westway and Ort acquisitions, but experienced lower utilization of its equipment. Therefore, revenue did not increase proportionately with the increase in fixed satellite communication charges.

         Depreciation and amortization increased $0.4 million (18.9%), to $2.6 million during the six months ended March 31, 2001, from $2.2 million for the corresponding period of 2000. The increase in depreciation and amortization is principally attributable to lower revenue per tractor and a net loss on the sale of property and equipment in the 2001 period, compared with a net gain in the 2000 period. The Company realized a net loss of $360,971, including a charge of approximately $500,000 on the disposition of non-refrigerated trailers, on the sale of property and revenue equipment during the 2001 period, compared with a $1,051,282 net gain during the 2000 period. Because of a softening of the market for used equipment, management does not expect gains on the sale of revenue equipment to continue as in the past. As a percentage of revenue, depreciation and amortization (adjusted for the net gain or loss on the sale of property and equipment) remained essentially constant at 2.0% of revenue in both periods.

         Rent increased $7.1 million (40.5%), to $24.5 million during the six months ended March 31, 2001 from $17.4 million for the corresponding period of 2000. As a percentage of revenue, rent increased to 18.9% of revenue for the six months ended March 31, 2001, from 16.0% for the corresponding period of 2000. The increases resulted from (i) the implementation of an owner-operator program,
(ii) increased use of operating leases, and (iii) lower equipment utilization. The Company began an owner-operator program in October 2000. Through aggressive marketing and the Westway and Ort acquisitions, owner-operators now comprise approximately 8% of the total Company fleet. Substantially all of the Company's revenue equipment is financed through operating leases. If the Company continues to use operating lease financing and add owner-operators, its operating ratio will continue to be affected in future periods because the implied financing costs of such equipment are included as operating expenses instead of interest expense.

         As a result of the foregoing, the Company's operating ratio increased to 108.4% for the six months ended March 31, 2001, from 99.4% for the corresponding period of 2000.

         Net interest expense increased $0.2 million (18.5%), to $0.9 million during the six months ended March 31, 2001, from $0.7 million during the corresponding period of 2000. As a percentage of revenue, net interest expense remained constant at 0.7% of revenue in both periods.

         The Company's effective combined federal and state income tax rates for the six months ended March 31, 2001 and 2000 were 0% and 36.0%, respectively. Due to the loss reported by the Company in the 2001 period, management has established a valuation allowance to offset the potential benefit for income taxes until such time as the Company returns to profitability.

         As a result of the factors described above, the Company experienced a net loss of $11.8 million for the six months ended March 31, 2001, compared with a net loss of $63,297 for the corresponding period of 2000.


Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. The Company's primary sources of liquidity currently are borrowings and leases with financial institutions and equipment manufacturers. During the six-month periods ended March 31, 2001 and 2000, the Company continued to finance its equipment with operating leases.

         Net cash used in operating activities was $9.5 million for the six months ended March 31, 2001. Accounts receivable increased $0.5 million, prepaid licensing on revenue equipment increased $0.8 million, and operating supplies and miscellaneous assets increased $1.7 million during the period. These uses of cash were substantially offset by a non-cash charge of $2.6 million in depreciation and a $2.7 million collective increase in accounts payable, accrued liabilities and accrued claims.

         Net cash used in investing activities was $2.2 million for the six months ended March 31, 2001, as the Company acquired $8.0 million of property and revenue equipment and sold revenue equipment for $5.8 million. The Company expects capital expenditures (primarily for revenue equipment, and satellite communications units), net of revenue equipment sales and trade-ins, to be approximately $29.3 million through calendar 2001. The Company expects projected capital expenditures to be funded mostly with operating leases and borrowings.

         Net cash provided by financing activities was $12.8 million in the 2001 period, consisting of borrowings of $15.1 million under the Company's line of credit offset by payments of $2.3 million of principal under the Company's long-term debt and capitalized lease agreements.

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

         The maximum amount committed under the Company's line of credit at March 31, 2001 was $20 million. As of March 31, 2001, the Company had drawn $16.9 million against the line. The interest rate on the line of credit was 1.75 percent above the 30-day London Interbank Offered Rate ("LIBOR") in effect from time to time. At March 31, 2001, the Company had other outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $15.7 million, most of which comprised obligations for the purchase of revenue equipment.

         As reflected in the accompanying condensed consolidated financial statements, the Company suffered a net loss of $11.8 million during the six months ended March 31, 2001 and as of March 31, 2001 had a working capital deficit of $13.0 million. The Company's secured line of credit and term loan agreements contain various restrictive covenants including a minimum tangible net worth requirement and a fixed charge coverage covenant. As of March 31, 2001, the Company was in technical violation of these covenants; however, the bank has not demanded payment. As a result of the covenant violations, the amount outstanding under the Company's line of credit of $16.9 million and the amount outstanding under the Company's term loan of $10.0 million have been classified as current liabilities in the accompanying March 31, 2001 condensed consolidated balance sheet.

         The Company is currently in the process of refinancing its line of credit and term loan debt with other financial institutions. On April 25, 2001, the Company signed a line of credit agreement with a financial institution expected to provide up to $30 million of funding secured by accounts receivable, inventory and certain furniture and equipment. Funding under this new line of credit agreement is pending certain approvals. The Company is also in the process of obtaining a term loan expected to provide $13.0 million of funding secured by certain land and buildings. Management expects these refinancing transactions to be completed during the third quarter of fiscal 2001; however, there can be no assurance that the refinancings will be completed. If the refinancings are not successfully completed, management believes that other alternative sources of financing are available and will be pursued and that future borrowings under installment notes payable or lease arrangements for revenue equipment will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 2001.


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

         We also are exposed to interest rate risks on our debt financing. Our variable rate debt consists of a revolving line of credit and term loan carrying interest rates tied to the Eurodollar rate. Variable interest rates expose us to the risk that interest rates may rise. At March 31, 2001, assuming borrowing equal to the $16.9 million drawn on the line of credit and $10.0 million drawn on the term loan, a one percentage point increase Eurodollar rate would increase our annual interest expense by approximately $269,000. The balance of our equipment financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $5.7 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $57,000 annually.

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

         The Company is a defendant in a lawsuit filed April of 1998 in the Third District Court in and for Salt Lake County Utah, Gallegos v. Dick Simon Trucking, Inc., based upon the death of two people and the severe brain injury to a child in an accident involving a Company truck. The lawsuit involves a punitive damage claim, which is uninsurable under Utah law. The Company has admitted liability on the non-punitive damages claims. The probable verdict range of the compensatory damage claim is from $5 to $20 million, well within the Company's liability insurance limits. Liability for the punitive damage claim and likely punitive damage verdict amount, if any, are very difficult to predict. Management is unable to assess the ultimate impact of this litigation on the Company's results of operations or financial position.

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

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of Simon Transportation Services Inc. following the year ended September 30, 2000 was held February 21, 2001, at the corporate headquarters located at 5175 West 2100 South, West Valley City, Utah. Jerry Moyes, Chairman of the Board, presided.

         The holders of 5,447,036 shares (representing 5,447,036 votes), which was approximately 91% of the total votes outstanding as of the record date, were represented at the annual meeting in person or by proxy. The three candidates for election as directors were elected to serve terms of three years. The proposal to ratify the selection of Arthur Andersen LLP as the Company's independent public accountants for the 2001 fiscal year was approved. The proposal to amend the Company's Incentive Stock Plan to reserve an additional 1,000,000 shares and approve issuance of options to purchase 425,000 of such shares to Company officers was approved. The grant to the Company's Chairman of the Board of a warrant to purchase 300,000 shares was ratified. The tabulation of votes is listed in the table below.

                                           SUMMARY OF MATTERS VOTED UPON BY STOCKHOLDERS

                                                                              Number of Votes
                                                 -------------- ---------------- --------------- ----------------
                                                           For          Against         Abstain         Non-Vote

Election of Directors:
         Jerry Moyes                                 5,170,029               --         377,007          568,073
         Richard D. Simon                            5,169,172               --         377,864          568,073
         Kelle Simon                                 5,169,572               --         377,464          568,073

Other Matters:                                             For          Against         Abstain         Non-Vote
                                                           ---          -------         -------         --------
         Ratification of selection of                5,541,682            2,554           2,800          568,073
         Arthur Andersen LLP as
         independent public accountants

         Amendment of the Incentive Stock Plan       3,500,336          470,860          16,013        2,127,900
         and approval of issuance of options
         to purchase shares of Class A common
         stock to Company officers

         Ratification of grant of warrant to         3,497,653          483,356           6,200        2,127,900
         purchase shares of Class A common
         stock to Chairman of the Board


Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

Number       Description
------       -----------
     3.1  +  Articles of Incorporation.
     3.2  *  Amended and Restated Bylaws.
     4.1  +  Articles of Incorporation.
     4.2  *  Amended and Restated Bylaws.
    10.1  +  Outside Director Stock Option Plan.
    10.2  *  Amendment to Outside Director Stock Option Plan
    10.3  +  Incentive Stock Plan.
    10.4  #  Amendment No. 2 to the Simon Transportation Services Inc. Incentive
             Stock Plan
    10.5  *  Revised Amendment No. 3 to the Simon Transportation Services
             Incentive Stock Plan
    10.6  @  Warrant to Purchase Shares of Class A Common Stock dated
             September 19, 2000, between Jerry Moyes and Simon Transportation
             Services Inc.
    10.7  +  401(k) Plan.
    10.8 ++  Loan Agreement (Headquarters Loan) dated May 23, 1996 between U.S.
             Bank of Utah and Dick Simon Trucking, Inc.
    10.9 +++ Loan Agreement  (Line of Credit) dated September 28, 1999 (replaced loan agreement dated April 29, 1996) between U.S. Bank of Utah and Simon Transportation Services Inc.
   10.10  ^  First  Amendment to Credit and Security  Agreement  (amendment  to line of credit) dated January 9, 2001 between U.S. Bank of Utah and Simon Transportation Services Inc.
      21  +  List of subsidiaries.



+ Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.
++ Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 0-27208, dated August 9, 1996, and incorporated herein by reference.
+++ Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended September 30, 1999, Commission File No. 0-27208, dated December 14, 1999, and incorporated herein by reference.
# Filed as an exhibit to the registrant's Definitive Proxy Statement for the annual meeting held December 19, 1997, Commission File No. 0-27208, and incorporated herein by reference.
@ Filed as an exhibit to the registrant's Current Report on Form 8-K, Commission File No. 0-27208, dated October 4, 2000, and incorporated herein by reference.
* Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended September 30, 2000, Commission file No. 0-27208, dated January 12, 2001, and incorporated herein by reference.
^        Filed herewith.

                  (b)      Reports on Form 8-K.

         Filed February 5, 2001. The Form 8-K reported an acquisition of a portion of the assets of Westway Express Inc. Financial statements were filed with an amendment to the Form on February 13, 2001.

                                   SIGNATURE

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SIMON TRANSPORTATION SERVICES INC.,
                                  a    Nevada corporation

Date:    May 21, 2001             By:      /s/ Alban B. Lang
         ----------------------            --------------------------
                                           (Signature)

                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer