Form 10-Q
period 2001-06-30
SIMON TRANSPORTATION SERVICES INC
filed 2001-08-20
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2001).

             Class A Common Stock, $.01 par value: 6,115,109 shares
                   Class B Common Stock, $.01 par value: None

                                                     Exhibit Index is on Page 13

                                    SIMON TRANSPORTATION SERVICES INC.
                                             TABLE OF CONTENTS

                                                  PART I

                                           FINANCIAL INFORMATION


                                                                                                        PAGE
                                                                                                       NUMBER

Item 1.       Financial Statements:

              Condensed consolidated statements of financial position as of
                       June 30, 2001 and September 30, 2000                                                3

              Condensed consolidated statements of operations for the three months and nine
                       months ended June 30, 2001 and 2000                                                 4

              Condensed consolidated statements of cash flows for the nine months ended June
                       30, 2001 and 2000                                                                   5

              Notes to condensed consolidated financial statements                                         6

Item 2.       Management's discussion and analysis of financial condition and results of
                       operations                                                                          7

Item 3.       Quantitative and qualitative disclosures about market risk                                  14



                                                  PART II

                                             OTHER INFORMATION



Item 1.       Legal Proceedings                                                                           15

Item 2.       Changes in Securities                                                                       15

Item 3.       Defaults Upon Senior Securities                                                             15

Item 4.       Submission of Matters to a Vote of Security Holders                                         15

Item 5.       Other Information                                                                           15

Item 6.       Exhibits and Reports on Form 8-K                                                            16


                       SIMON TRANSPORTATION SERVICES INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                                                 June 30, 2001             September 30, 2000
                                                                                 -------------             ------------------
                                                                                  (Unaudited)
Current Assets:
         Cash                                                                    $   13,432,325               $    3,331,119
         Receivables, net of allowance for doubtful accounts of
         $661,000 and $586,000, respectively                                         33,743,441                   29,932,630
         Operating supplies                                                           1,240,425                    1,330,462
         Prepaid expenses and other                                                   8,288,642                    6,657,644
                                                                         -----------------------     ------------------------
                  Total current assets                                               56,704,833                   41,251,855
                                                                         -----------------------     ------------------------

Property and Equipment, at cost:
         Land                                                                         8,884,752                    8,884,752
         Revenue equipment                                                           36,477,027                   37,114,744
         Buildings and improvements                                                  18,583,707                   18,525,612
         Office furniture and equipment                                               9,809,172                    9,262,994
                                                                         -----------------------     ------------------------
                                                                                     73,754,658                   73,788,102
         Less accumulated depreciation and amortization                             (25,481,090)                 (24,384,568)
                                                                         -----------------------     ------------------------
                                                                                     48,273,568                   49,403,534
                                                                         -----------------------     ------------------------
Other Assets                                                                          2,188,572                      451,603
                                                                         -----------------------     ------------------------
                                                                                 $  107,166,973               $   91,106,992
                                                                         =======================     ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt                                       $    4,314,244               $    1,841,735
         Loan from shareholder                                                        7,091,009                           --
         Current portion of capitalized lease obligations                               733,640                    1,595,385
         Accounts payable                                                             8,252,421                    7,721,099
         Accrued liabilities                                                          7,620,606                    5,242,894
         Accrued claims payable                                                       9,116,842                    8,880,638
                                                                         -----------------------     ------------------------
                  Total current liabilities                                          37,128,762                   25,281,751
                                                                         -----------------------     ------------------------

Long-Term Debt, net of current portion                                               35,237,169                   16,376,791
                                                                         -----------------------     ------------------------
Deferred Income Taxes                                                                 4,604,318                    4,604,318
                                                                         -----------------------     ------------------------

Stockholders' Equity:
         Preferred stock, $.01 par value, 5,000,000 shares
                  authorized: Series I convertible preferred
                  stock, 600,000 shares designated, 190,705
                  and zero shares issued, respectively
                  (liquidation preference of $6,674,682)                              3,629,003                           --
         Class A common stock, $.01 par value, 20,000,000
                  shares authorized, 6,291,709 and 6,287,709
                  shares issued, respectively                                            62,917                       62,877
         Additional paid-in capital                                                  48,305,088                   48,285,578
         Warrants outstanding                                                         3,045,679                           --
         Treasury stock, 176,600 shares held at cost                                 (1,053,147)                  (1,053,147)
         Accumulated deficit                                                        (23,792,816)                  (2,451,176)
                                                                         -----------------------     ------------------------
                  Total stockholders' equity                                         30,196,724                   44,844,132
                                                                         -----------------------     ------------------------
                                                                                 $  107,166,973               $   91,106,992
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



                       SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months Ended            For the Nine Months Ended
                                                          --------------------------------------------------------------------------
                                                            June 30, 2001      June 30, 2000       June 30, 2001      June 30, 2000
                                                            -------------      -------------       -------------      -------------

Operating Revenue                                            $ 74,736,534       $ 60,947,670       $ 204,309,707       $169,966,928
                                                          --------------------------------------------------------------------------

Operating Expenses:
         Salaries, wages, and benefits                         29,259,120         24,720,374          81,104,883         69,483,898
         Fuel & fuel taxes                                     16,195,058         13,824,960          45,506,927         36,394,774
         Operating supplies and expenses                       10,431,763          7,221,985          28,352,050         20,466,909
         Taxes and licenses                                     2,575,346          1,682,139           7,145,317          5,072,350
         Insurance and claims                                   4,729,324          1,925,803          11,937,846          4,937,940
         Communications and utilities                           1,512,129          1,003,943           4,116,270          2,811,961
         Depreciation and amortization                          1,194,262          1,060,415           3,791,196          3,245,230
         Rent                                                  17,555,910          9,590,497          42,013,267         26,993,666
                                                          --------------------------------------------------------------------------
                  Total operating expenses                     83,452,912         61,030,116         223,967,756        169,406,728
                                                          --------------------------------------------------------------------------
                  Operating earnings (loss)                    (8,716,378)           (82,446)        (19,658,049)           560,200
         Net interest expense                                    (805,030)          (335,444)         (1,683,591)        (1,076,992)
                                                          --------------------------------------------------------------------------
Loss before income taxes                                       (9,521,408)          (417,890)        (21,341,640)          (516,792)
Benefit for income taxes                                               --            150,440                  --            186,045
                                                          --------------------------------------------------------------------------
Net loss                                                     $ (9,521,408)      $   (267,450)      $ (21,341,640)      $   (330,747)
                                                          ==========================================================================


Net loss per common share:
         Basic                                               $     ( 1.56)      $    ( 0.04)       $      (3.49)       $      (0.05)
                                                          ==========================================================================
         Diluted                                             $     ( 1.56)      $    ( 0.04)       $      (3.49)       $      (0.05)
                                                          ==========================================================================

Weighted average common shares outstanding:
         Basic                                                  6,115,109          6,110,109           6,114,944          6,110,109
                                                          ==========================================================================
         Diluted                                                6,115,109          6,110,109           6,114,944          6,110,109
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



                       SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Nine Months Ended
                                                                                   ----------------------------------------------
                                                                                       June 30, 2001          June 30, 2000
                                                                                       -------------          -------------

Cash Flows From Operating Activities:
     Net loss                                                                           $ (21,341,640)          $   (330,747)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
              Depreciation and amortization                                                 3,791,196              3,245,230
              Changes in operating assets and liabilities:
                  Receivables, net                                                         (3,810,811)            (3,772,556)
                  Operating supplies                                                           90,037               (199,304)
                  Prepaid expenses and other                                               (1,630,998)            (1,423,122)
                  Deferred tax asset                                                               --                (14,980)
                  Other assets                                                             (1,736,969)               (19,902)
                  Accounts payable                                                            531,322               (803,190)
                  Income taxes receivable                                                          --              1,656,338
                  Accrued liabilities                                                       2,377,712                (66,264)
                  Accrued claims payable                                                      236,204                 33,835
                                                                               ----------------------------------------------
                      Net cash used in operating activities                               (21,493,947)            (1,694,662)
                                                                               ----------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (8,647,269)           (14,037,104)
     Proceeds from the sale of property and equipment                                       5,986,039             16,340,661
                                                                               ----------------------------------------------
                      Net cash (used in) provided by investing activities                  (2,661,230)             2,303,557
                                                                               ----------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of debt                                                        34,286,009                     --
     Principal payments on long-term debt                                                 (11,953,563)            (5,686,469)
     Borrowings under line-of-credit agreement                                              6,091,450              3,000,000
     Principal payments under capitalized lease obligations                                  (861,745)              (424,557)
     Proceeds from issuance of preferred stock and warrants                                 6,674,682                     --
     Proceeds from issuance of Class A common stock                                            19,550                  2,475
                                                                               ----------------------------------------------
                      Net cash provided by (used in) financing activities                  34,256,383             (3,108,551)
                                                                               ----------------------------------------------

Net Increase (Decrease) In Cash                                                            10,101,206             (2,499,656)
Cash at Beginning of Period                                                                 3,331,119              8,658,268
                                                                               ----------------------------------------------

Cash at End of Period                                                                   $  13,432,325           $  6,158,612
                                                                               ==============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                       $   1,531,276           $  1,076,992
         Cash paid during the period for income taxes                                          44,932                 54,175


                     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       SIMON TRANSPORTATION SERVICES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.           Basis of Presentation

                  The condensed consolidated financial statements include the accounts of Simon Transportation Services Inc., a Nevada holding company, and its wholly-owned subsidiary, Dick Simon Trucking, Inc. together with its wholly-owned limited liability company, Simon Terminal, LLC (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                  The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 2000 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.           Convertible Preferred Stock and Related Warrants

                  Effective June 30, 2001, the Company agreed to issue 190,705 shares of Series I preferred stock with detachable warrants to purchase an additional 190,705 shares of Series I preferred stock to a major stockholder in exchange for cancellation of $6.7 million in advances, or $35 per preferred share issued. The warrants are exercisable at a price of $35 per share or any lower price at which the Company issues its preferred or common stock or any options, rights, warrants, or other securities convertible into common or preferred stock during the term of the warrant. Dividends accrue at 10% per annum, based on the $35 per share value, and the Series I preferred shares have a liquidation preference over all other classes or series of capital stock based upon the $35 per share value, plus accrued dividends. The proceeds have been allocated between the Series I preferred stock and the warrants based on their estimated relative fair values. For purposes of the allocation, the estimated fair value of Series I preferred shares was determined to be the $35 per share price and the fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.29%, dividend yield of 0%, volatility factor of 48.5% and an expected term of 10 years. Each share of Series I preferred stock is convertible into 10 shares of Class A Common Stock at the earlier of September 30, 2001, a change-in-control of the Company, or a sale of all or substantially all of the assets of the Company.

                  During the quarter ending September 30, 2001, the Company will record a non-cash dividend related to the issuance of Series I preferred stock in the amount of approximately $4.3 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated for financial reporting purposes based on the difference between the portion of the total proceeds allocated to the Series I preferred shares of $1.90 per share and $4.18 per share, the closing market price as of June 29, 2001 of the common shares into which the Series I preferred shares are convertible. In connection with the preferred stock subscription agreement, the Company and the stockholder entered into a warrant agreement. The Company is negotiating another investment of approximately $2.0 million in exchange for preferred stock and warrants with a corporation controlled by Jerry Moyes, the Company's Chairman of the Board, which the Company expects to complete during the quarter ending September 30, 2001.

Note 3:           Loans from Stockholder

                  During the quarter, the Company borrowed funds from a major stockholder to temporarily finance the acquisition of equipment. At June 30, 2001, the Company owed $7,091,009 to the stockholder. The Company received funding for this equipment through a financial institution and repaid the entire amount borrowed from the stockholder following the end of the quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

         Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipate," "believe," "estimate," "project," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, surplus inventories, decreased demand for transportation services offered by the Company, increases or rapid fluctuations in inflation, interest rates, fuel prices and fuel hedging, the availability and costs of attracting and retaining qualified drivers and owner-operators, increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims, seasonal factors such as harsh weather conditions that increase operating costs, the resale value of used equipment, the Company's ability to access adequate sources of capital, and the ability to negotiate, consummate, and integrate acquisitions.

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal periods discussed in this report represent the Company's third fiscal quarters and nine months of its 2001 and 2000 fiscal years, respectively.

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

         The Company has sustained substantial operating losses during the past three fiscal quarters and anticipates a loss during the fourth fiscal quarter of 2001. During the most recent quarter, the Company received approximately $7.0 million in advances and an equity contribution of approximately $6.7 million from a major stockholder to maintain the borrowing base on its line of credit and to obtain adequate liquidity. Our Chairman of the Board, Jerry Moyes, also personally guaranteed a significant portion of the Company's borrowings. The Company and a corporation controlled by Mr. Moyes are currently negotiating the terms of an additional equity contribution of approximately $2.0 million. There can be no assurance that the stockholder or Mr. Moyes will continue to provide sources of liquidity.

         The Company operates a tractor-trailer fleet comprised of both Company-owned vehicles and vehicles obtained under leases from independent contractors ("owner operators") and third-party finance companies. Fluctuations among expense categories may occur as a result of changes in the relative percentage of the fleet obtained through equipment that is owned versus equipment that is leased from owner operators or financing sources. Costs associated with revenue equipment acquired under operating leases or through agreements with owner operators are expensed as "rent." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, independent contractor tractors, driver compensation, fuel, communications, and certain other expenses are borne by the owner operators and are not incurred by the Company. Obtaining equipment from owner operators and under operating leases reduces capital expenditures and on-balance sheet leverage and effectively shifts expenses from interest to "above the line" operating expenses. The fleet profile of acquired companies and the Company's relative recruiting and retention success with Company-employed drivers and owner operators will cause fluctuations from time-to-time in the percentage of the Company's fleet that is owned versus obtained from owner operators and under operating leases.

Results of Operations

Three months ended June 30, 2001 and 2000

         Operating revenue increased $13.8 million (22.6%) to $74.7 million for the three months ended June 30, 2001, from $60.9 million for the corresponding period of 2000. The increase in operating revenue was primarily attributable to a 24.9% increase in weighted average tractors resulting from the Westway and Ort acquisitions, to 2,315 in the 2001 period from 1,854 in the corresponding 2000 period. The increase was offset by a decrease in average revenue per tractor per week, including fuel surcharge, to $2,508 in the 2001 period from $2,529 in the 2000 period. The decrease in average revenue per tractor in the 2001 period is primarily attributable to lower utilization due to soft freight demand and an increase in empty miles percentage.

         Salaries, wages, and benefits increased $4.6 million (18.4%) to $29.3 million during the quarter ended June 30, 2001, from $24.7 million in the 2000 period. As a percentage of revenue, salaries, wages, and benefits decreased to 39.1% of revenue for the three months ended June 30, 2001, from 40.6% for the corresponding period of 2000. The decrease is the result of two offsetting components. Since October of 2000, the Company has replaced its tractors scheduled for trade with equipment owned by owner operators resulting in a decrease in the percentage of the Company's fleet supplied by Company drivers. Payments for the use of the equipment and services provided by owner operators are classified as rent. This was partially offset by the April 1, 2001, increase in wages for the Company's experienced drivers by an average of three cents per mile. In addition, drivers with less than one year of experience now receive a one cent per mile increase after each three month period during the first year of employment.

         Fuel and fuel taxes increased $2.4 million (17.1%) to $16.2 million during the quarter ended June 30, 2001, from $13.8 million in the 2000 period. As a percentage of revenue, fuel and fuel taxes decreased to 21.7% of revenue for the three months ended June 30, 2001, from 22.7% for the corresponding period of 2000, principally as a result of the increase in the percentage of owner operators in the Company's fleet. This was partially offset by an increase in average fuel prices. The Company has agreements in place with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel prices. However, increased fuel prices are not fully offset by these surcharges.

         Operating supplies and expenses increased $3.2 million (44.4%) to $10.4 million during the quarter ended June 30, 2001, from $7.2 million in the 2000 period. As a percentage of revenue, operating supplies and expenses increased to 14.0% of revenue for the three months ended June 30, 2001, from 11.8% for the corresponding period of 2000. The increase is primarily attributable to increased recruiting and other costs associated with driver turnover.

         Taxes and licenses increased $0.9 million (53.1%) to $2.6 million during the quarter ended June 30, 2001, from $1.7 million for the corresponding period of 2000. As a percentage of revenue, taxes and licenses increased to 3.4% of revenue for the three months ended June 30, 2001, from 2.8% for the corresponding period of 2000. The increase is primarily attributable to the payment of federal highway use tax on vehicles that have been removed from service and replaced with new equipment.

         Insurance and claims increased $2.8 million (145.6%) to $4.7 million during the quarter ended June 30, 2001, from $1.9 million for the corresponding period of 2000. As a percentage of revenue, insurance and claims increased to 6.3% of revenue for the three months ended June 30, 2001, from 3.2% for the corresponding period of 2000. The increases are primarily the result of increased claims associated with driver turnover. Effective October 1, 1999, the Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under accounting principles generally accepted in the United States.

         Communications and utilities increased $0.5 million (50.6%) to $1.5 million during the quarter ended June 30, 2001, from $1.0 million for the corresponding period of 2000. As a percentage of revenue, communications and utilities increased to 2.0% of revenue for the three months ended June 30, 2001, compared with 1.6% for the corresponding period of 2000. The Company pays a fixed base charge per tractor for its satellite communications. The Company increased its fleet size with the Westway and Ort acquisitions, but experienced lower utilization of its equipment. Therefore, revenue did not increase proportionately with the increase in fixed satellite communication charges associated with a larger fleet. In addition, the Company incurred additional communication charges associated with the operation of new terminal facilities acquired in the Westway and Ort acquisitions.

         Depreciation and amortization increased $0.1 million (12.6%) to $1.2 million during the quarter ended June 30, 2001, from $1.1 million for the corresponding period of 2000. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) decreased slightly to 1.6% of revenue for the three months ended June 30, 2001, from 1.7% for the corresponding period of 2000. The slight decrease as a percentage of revenue was primarily attributable to the fact that the Company has financed new equipment under operating lease agreements. The Company realized a net gain of $1,334 on the sale of property and revenue equipment during the 2001 period compared with a $378,363 net gain during the 2000 period. Because of a softening of the market for used equipment, management does not expect gains on the sale of revenue equipment to continue as in periods past.

         Rent increased $8.0 million (83.1%) to $17.6 million during the quarter ended June 30, 2001 from $9.6 million for the corresponding period of 2000. As a percentage of revenue, rent increased to 23.5% of revenue for the three months ended June 30, 2001, from 15.7% for the corresponding period of 2000. The increases resulted from (i) the implementation of an owner-operator program,
(ii) increased use of operating leases, and (iii) lower equipment utilization. Substantially all of the Company's revenue equipment is financed through operating leases. In addition, the Company began an owner operator program in October 2000. Owner operators comprised approximately 12% of the total Company fleet at June 30, 2001.

         As a result of the foregoing, the Company's operating ratio was 111.7% for the three months ended June 30, 2001, compared with 100.1% for the corresponding period of 2000.

         Net interest expense increased $0.5 million (140.0%) to $0.8 million during the quarter ended June 30, 2001, from $0.3 million for the corresponding period of 2000. As a percentage of revenue, net interest expense increased to 1.1% of revenue for the three months ended June 30, 2001, compared with 0.6% for the corresponding period of 2000 as a result of higher debt balances.

         The Company's effective combined federal and state income tax rates for the three months ended June 30, 2001 and 2000, were 0% and 36.0%, respectively. Due to the loss reported by the Company in the 2001 period, management has established a valuation allowance to offset the potential benefit for income taxes until such time as the Company returns to profitability.

         As a result of the factors described above, the Company experienced a net loss of $9.5 million for the three months ended June 30, 2001, compared with a net loss of $0.3 million for the corresponding period of 2000.

Nine months ended June 30, 2001 and 2000

         Operating revenue increased $34.3 million (20.2%) to $204.3 million for the nine months ended June 30, 2001, from $170.0 million for the corresponding period of 2000. The increase in operating revenue was primarily attributable to a 23.5% increase in weighted average tractors, to 2,160 in the 2001 period from 1,749 in the 2000 period. This increase was partially offset by a decrease in average revenue per tractor per week, including fuel surcharge, to $2,438 in the 2001 period from $2,489 in the 2000 period. The decrease in average revenue per tractor in the 2001 period is primarily attributable to lower utilization due to soft freight demand and an increase in empty miles percentage.

         Salaries, wages, and benefits increased $11.6 million (16.7%) to $81.1 million during the nine months ended June 30, 2001, from $69.5 million in the 2000 period. As a percentage of revenue, salaries, wages, and benefits decreased to 39.7% of revenue for the nine months ended June 30, 2001, from 40.9% for the corresponding period of 2000. The decrease is the result of two offsetting components. Since October of 2000, the Company has replaced its tractors scheduled for trade with equipment owned by owner operators resulting in a decrease in the percentage of the Company's fleet supplied by Company drivers. Payments for the use of the equipment and services provided by owner operators are classified as rent. This was partially offset by two driver wage increases. Effective November 1, 2000, management raised driver wages by two cents per mile. One cent of the increase applied to all drivers at all levels and another cent can be attained based upon a monthly mileage target. Effective April 1, 2001, the Company increased its wages for its experienced drivers by an average of three cents per mile. In addition, drivers with less than one year of experience now receive a one cent per mile increase after each three month period during the first year of employment.

         Fuel and fuel taxes increased $9.1 million (25.0%) to $45.5 million during the nine months ended June 30, 2001, from $36.4 million in the 2000 period. As a percentage of revenue, fuel and fuel taxes increased to 22.3% of revenue for the nine months ended June 30, 2001, from 21.4% for the corresponding period of 2000, principally as a result of an increase in average fuel prices. This was partially offset by an increase in the percentage of owner operators in the Company's fleet in the 2001 period. The Company has agreements with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel surcharges. However, increased fuel prices are not fully offset by these surcharges.

         Operating supplies and expenses increased $7.9 million (38.5%) to $28.4 million during the nine months ended June 30, 2001, from $20.5 million in the 2000 period. As a percentage of revenue, operating supplies and expenses increased to 13.9% of revenue for the nine months ended June 30, 2001, from 12.0% for the corresponding period of 2000. The increase is primarily attributable to the increased recruiting and other costs associated with driver turnover.

         Taxes and licenses increased $2.0 million (40.9%) to $7.1 million during the nine months ended June 30, 2001, from $5.1 million for the corresponding period of 2000. As a percentage of revenue, taxes and licenses increased to 3.5% of revenue for the nine months ended June 30, 2001, from 3.0% of revenue for the corresponding period of 2000. The increase is primarily attributable to the payment of federal highway use tax on vehicles that have been removed from service and replaced with new equipment.

         Insurance and claims increased $7.0 million (141.8%) to $11.9 million during the nine months ended June 30, 2001, from $4.9 million for the corresponding period of 2000. As a percentage of revenue, insurance and claims increased to 5.8% of revenue for the nine months ended June 30, 2001, from 2.9% for the corresponding period of 2000, primarily as a result of increased claims associated with driver turnover. Effective October 1, 1999, the Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under accounting principles generally accepted in the United States.

         Communications and utilities increased $1.3 million (46.4%) to $4.1 million during the nine months ended June 30, 2001, from $2.8 million for the corresponding period of 2000. As a percentage of revenue, communications and utilities increased to 2.0% of revenue for the nine months ended June 30, 2001, compared with 1.7% for the corresponding period of 2000. The Company pays a fixed base charge per tractor for its satellite communications. The Company increased its fleet size with the Westway and Ort acquisitions, but experienced lower utilization of its equipment. Therefore, revenue did not increase proportionately with the increase in fixed satellite communication charges associated with a larger fleet. In addition, the Company incurred additional communication charges associated with the operation of new terminal facilities acquired in the Westway and Ort acquisitions.

         Depreciation and amortization increased $0.6 million (16.8%) to $3.8 million during the nine months ended June 30, 2001, from $3.2 million for the corresponding period of 2000. The increase in depreciation and amortization is principally attributable to a net loss on the sale of property and equipment in the 2001 period, compared with a net gain in the 2000 period. The Company realized a net loss of $0.4 million, including a charge of approximately $0.5 million on the disposition of non-refrigerated trailers, on the sale of property and revenue equipment during the 2001 period compared with a $1.5 million net gain during the 2000 period. As a percentage of revenue, depreciation and amortization (adjusted for the net gain or loss on the sale of property and equipment) remained constant at 1.9% of revenue for the nine months ended June 30, 2001 and 2000.

         Rent increased $15.0 million (55.6%) to $42.0 million during the nine months ended June 30, 2001, from $27.0 million for the corresponding period of 2000. As a percentage of revenue, rent increased to 20.6% of revenue for the nine months ended June 30, 2001, from 15.9% for the corresponding period of 2000. The increases resulted from (i) the implementation of an owner-operator program, (ii) increased use of operating leases, and (iii) lower equipment utilization. Substantially all of the Company's revenue equipment is financed through operating leases. In addition, the Company began an owner operator program in October 2000. Owner operators comprised approximately 12% of the total Company fleet at June 30, 2001.

         As a result of the foregoing, the Company's operating ratio was 109.6% for the nine months ended June 30, 2001, compared with 99.7% for the corresponding period of 2000.

         Net interest expense increased $0.6 million (56.3%) to $1.7 million during the nine months ended June 30, 2001, from $1.1 million for the corresponding period of 2000, principally as a result of higher debt balances. As a percentage of revenue, net interest expense increased to 0.8% of revenue for the nine months ended June 30, 2001, compared with 0.6% of revenue for the corresponding period of 2000.

         The Company's effective combined federal and state income tax rates for the nine months ended June 30, 2001 and 2000, were 0% and 36.0%, respectively. Due to the loss reported by the Company in the 2001 period, management has established a valuation allowance to offset the potential benefit for income taxes until such time as the Company returns to profitability.

         As a result of the factors described above, the Company experienced a net loss of $21.3 million for the nine months ended June 30, 2001, compared to a net loss of $0.3 million for the corresponding period of 2000.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flow from operations. During the nine-month periods ended June 30, 2001 and 2000, the Company continued to finance most of its new equipment with operating leases. Since institution of an independent contractor program in October 2000, the Company also has obtained a portion of its revenue equipment fleet from owner operators who own and operate the equipment, which reduced capital expenditure requirements. The Company's primary sources of liquidity currently are borrowings and leases with financial institutions and equipment manufacturers, as well as advances and an equity contribution made by a major stockholder.

         Net cash used in operating activities was $21.5 million for the nine months ended June 30, 2001. Accounts receivable increased $3.8 million, prepaid licensing on revenue equipment increased $1.6 million and miscellaneous assets increased $1.7 million during the period. These uses of cash were substantially offset by a non-cash charge of $3.8 million in depreciation and a $3.1 million collective increase in accounts payable, accrued liabilities and accrued claims.

         Net cash used in investing activities was $2.7 million for the nine months ended June 30, 2001, as the Company purchased $8.6 million of new revenue equipment and furniture and fixtures. The Company sold property and equipment for $6.0 million. The Company does not expect to add new revenue equipment until economic conditions improve but will replace equipment scheduled for trade.

         Net cash provided by financing activities was $34.3 million in the 2001 period, consisting primarily of $34.3 million from the issuance of new debt, additional borrowings of $6.1 million on the Company's line of credit offset by payments of $12.8 million of principal under the Company's long-term debt and capitalized lease agreements. In addition, the Company received $6.7 million from the issuance of preferred stock and warrants.

         Effective June 30, 2001, the Company agreed to issue 190,705 shares of Series I preferred stock with detachable warrants to purchase an additional 190,705 shares of Series I preferred stock to a major stockholder in exchange for cancellation of $6.7 million in advances, or $35 per preferred share issued. The warrants are exercisable at a price of $35 per share or any lower price at which the Company issues its preferred or common stock or any options, rights, warrants, or other securities convertible into common or preferred stock during the term of the warrant. Dividends accrue at 10% per annum, based on the $35 per share value, and the Series I preferred shares have a liquidation preference over all other classes or series of capital stock based upon the $35 per share value, plus accrued dividends. The proceeds have been allocated between the Series I preferred stock and the warrants based on their estimated relative fair values. For purposes of the allocation, the estimated fair value of Series I preferred shares was determined to be the $35 per share price and the fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.29%, dividend yield of 0%, volatility factor of 48.5% and an expected term of 10 years. Each share of Series I preferred stock is convertible into 10 shares of Class A Common Stock at the earlier of September 30, 2001, a change-in-control of the Company, or a sale of all or substantially all of the assets of the Company.

         During the quarter ending September 30, 2001, the Company will record a non-cash dividend related to the issuance of Series I preferred stock in the amount of approximately $4.3 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated for financial reporting purposes based on the difference between the portion of the total proceeds allocated to the Series I preferred shares of $1.90 per share and $4.18 per share, the closing market price as of June 29, 2001 of the common shares into which the Series I preferred shares are convertible. In connection with the preferred stock subscription agreement, the Company and the stockholder entered into a warrant agreement. The Company is negotiating another investment of approximately $2.0 million in exchange for preferred stock and warrants with a corporation controlled by Jerry Moyes, the Company's Chairman of the Board, which the Company expects to complete during the quarter ending September 30, 2001.

         During the quarter, the Company borrowed funds from a major stockholder to temporarily finance the acquisition of equipment. At June 30, 2001, the Company owed $7,091,009 to the stockholder. The Company received funding for this equipment through a financial institution and repaid the entire amount borrowed from the stockholder following the end of the quarter.

         In April 2001, the Company refinanced its line of credit and term loan. The Company's new $13 million term loan is secured by the Company's Salt Lake City terminal facility and its $30 million line of credit is secured by accounts receivable, inventories of operating supplies, and office furniture and fixtures. The term loan matures July 10, 2006 and the line of credit matures April 25, 2004. In addition, a portion of borrowings under both agreements are guaranteed by a majority stockholder, Jerry Moyes. Borrowings under the term loan agreement bear interest at a fixed rate of 8.25%. Borrowings under the line of credit bear interest based on the prime rate in effect from time-to-time plus
 .25%. Amounts available under the line of credit are based on the Company's net worth.

         The maximum amount committed under the Company's line of credit at June 30, 2001, was $30 million. As of June 30, 2001, the Company had drawn $22.1 million against the line. At June 30, 2001, the Company had other outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $25.3 million, comprised of $7.1 borrowed from a major stockholder, $13.0 million borrowed under the term loan against the Company's Salt Lake City terminal facility, and $5.2 million of obligations for the purchase of revenue equipment.

         The Company's working capital at June 30, 2001, was $19.6 million. Management believes that future borrowings under installment notes payable, or lease arrangements for revenue equipment will allow the Company to continue to meet its working capital requirements, anticipated capital expenditures, and obligations under debt and capitalized and operating leases at least through fiscal year 2001. There can be no assurance, however, that the Company will continue to obtain adequate sources of liquidity.

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

         We also are exposed to interest rate risks on our debt financing. Our variable rate debt consists of a revolving line of credit carrying interest rates tied to the prime rate. These variable interest rates expose us to the risk that interest rates may rise. At June 30, 2001, assuming borrowing equal to the $22.1 million drawn on the line of credit, a one percentage point increase in the prime rate would increase our annual interest expense by approximately $221,000. The balance of our financing carries fixed interest rates and includes term notes payable and capitalized leases totaling approximately $25.3 million. These fixed interest rates expose us to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium we pay over market interest rates by one percentage point or approximately $253,000 annually.

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings.

         The Company and certain of its officers and directors have been named as defendants in a securities class action filed in the United States District Court for the District of Utah, Caprin v. Simon Transportation Services, Inc., et al., No. 2:98CV 863K (filed December 3, 1998). Plaintiffs in this action allege that defendants made material misrepresentations and omissions during the period February 13, 1997 through April 2, 1998 in violation of Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 27, 2001, the District Court dismissed the case with prejudice. Plaintiffs have filed a notice of appeal of the District Court's orders and an Opening Brief with the United States Court of Appeal for the Tenth Circuit. The Company intends to vigorously defend this action.

         The Company is a defendant in a lawsuit filed April of 1998 in the Third District Court in and for Salt Lake County Utah, Gallegos v. Dick Simon Trucking, Inc., based upon the death of two people and the severe brain injury to a child in an accident involving a Company truck. In August 2001, the plaintiff's punitive damage claim against the Company was dismissed by the judge in the matter. The Company has admitted liability on the non-punitive damages claims. The probable verdict range of the compensatory damage claim is within the Company's liability insurance limits.

         On August 17, 2001, the State of California filed suit against the Company in relation to damage to the state capitol of California arising from an accident involving a Company driver. The lawsuit requests both compensatory and punitive damages. Management has had insufficient time to assess the merits or likely impact of this litigation on the Company's results of operations or financial position.

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

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits


  Number     Description
  ------     -----------
     3.1  +  Articles of Incorporation.
     3.2  *  Amended and Restated Bylaws.
     4.1  +  Articles of Incorporation.
     4.2  *  Amended and Restated Bylaws.
     4.3  ^  Certificate of Designation
    10.1  +  Outside Director Stock Option Plan.
    10.2  *  Amendment to Outside Director Stock Option Plan
    10.3  +  Incentive Stock Plan.
    10.4  #  Amendment No. 2 to the Simon Transportation Services Inc. Incentive
             Stock Plan
    10.5  *  Revised Amendment No. 3 to the Simon Transportation Services
             Incentive Stock Plan
    10.6  @  Warrant to Purchase Shares of Class A Common Stock dated
             September 19, 2001, between Jerry Moyes and Simon Transportation
             Services Inc.
    10.7  +  401(k) Plan.
    10.8  ^  Subscription Agreement for Series I Preferred Shares between the
             Company and the Moyes Children's Limited Partnership date June 30,
             2001
    10.9  ^  Warrant to Purchase Series I Preferred Shares between the Company and the Moyes Children's Limited Partnership dated June 30, 2001
    10.10 ^  Transportation Accounts Financing and Security Agreement dated
             April 25, 2001, between Associates Transcapital Services and Dick
             Simon Trucking, Inc.
    10.11 ^  Loan Agreement dated June 21, 2001, between National Life Insurance
             Company and Simon Terminal, LLC
    21    ^  List of subsidiaries

+ Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.
# Filed as an exhibit to the registrant's Definitive Proxy Statement for the annual meeting held December 19, 1997, Commission File No. 0-27208, and incorporated herein by reference.
@ Filed as an exhibit to the registrant's Current Report on Form 8-K, Commission File No. 0-27208, dated October 4, 2001, and incorporated herein by reference.
* Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended September 30, 2001, Commission file No. 0-27208, dated January 12, 2001, and incorporated herein by reference.
^        Filed herewith.

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


                                           SIMON TRANSPORTATION SERVICES INC.,
                                           a    Nevada corporation

Date:    August 20, 2001              By:  /s/ Alban B. Lang
         ---------------------------       -------------------------------
                                                  (Signature)

                                           Alban B. Lang
                                           Treasurer and Chief Financial Officer