Form 10-K
period 2001-09-30
SIMON TRANSPORTATION SERVICES INC
filed 2002-01-14
CIK 1000577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended September 30, 2001
                                        OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from                  to
                                        ----------------    --------------------

                         Commission file number 0-27208

                       SIMON TRANSPORTATION SERVICES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                   87-0545608
-------------------------------      -------------------------------------------
State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         5175 West 2100 South
        West Valley City, Utah                                  84120
----------------------------------------             ---------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  801/924-7000
                                                     ------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: $0.01 Par Value Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,382,066 as of December 31, 2001 (based upon the $2.90 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of December 31, 2001, the registrant had 6,115,109 shares of Class A Common Stock, no shares of Class B Common Stock, 162,401 shares of Series I Convertible Preferred Stock and 130,042 shares of Series II Convertible Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the annual meeting of stockholders following the year ended September 30, 2001 or an amendment hereto that will be filed no later than January 28, 2002.

                             Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into this Form 10-K.

                             Document and Location

                                    Part I

Item 1      Business                                                       Pages 3-9 herein
Item 2      Properties                                                     Page 10 herein
Item 3      Legal Proceedings                                              Page 10-11  herein
Item 4      Submission of Matters to a Vote of Security Holders            Page 11 herein

                                    Part II
Item 5      Market for Registrant's Common Equity and
               Related Stockholder Matters                                 Page 12 herein
Item 6      Selected Financial and Operating Data                          Pages 13-14 herein
Item 7      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         Pages 14-23 herein
Item 7A     Quantitative and Qualitative Disclosures
               About Market Risk                                           Page 24 herein
Item 8      Financial Statements and Supplementary Data                    Pages 24-25 herein
Item 9      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         Page 25 herein

                                    Part III
Item 10     Directors and Executive Officers of the Registrant             Proxy Statement
Item 11     Executive Compensation                                         Proxy Statement
Item 12     Security Ownership of Certain Beneficial Owners and
               Management                                                  Proxy Statement
Item 13     Certain Relationships and Related Transactions                 Proxy Statement

                                    Part IV
Item 14     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                    Pages 26-53 herein

                                     PART I

Item 1:           BUSINESS

The Company

         Simon Transportation is a truckload carrier that specializes in temperature-controlled transportation services for major shippers. Simon Transportation operates nationwide and in eight Canadian provinces from its strategically located headquarters in Salt Lake City, Utah, and terminals in Fontana, California; Denver, Colorado; and Atlanta, Georgia.

         Simon Transportation Services Inc., a Nevada corporation, is a holding company organized in 1995, the sole business of which is to own 100% of the capital stock of Dick Simon Trucking, Inc., a Utah corporation and Simon Terminal LLC, an Arizona limited liability company, which was formed in 2001 in connection with the Company mortgaging its Salt Lake City headquarters and terminal. References to the "Company" herein refer to the consolidated operations of Simon Transportation Services Inc., Dick Simon Trucking, Inc. and Simon Terminal LLC. See "Selected Financial and Operating Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the consolidated financial statements.

Recent Developments

         The Company has incurred net losses of $44.3 million, $11.1 million and $3.2 million and its operating activities have used $19.7 million, $7.6 million and $1.6 million of cash during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. As of September 30, 2001, the Company had a working capital deficit of $80.2 million (after classification of $69.0 million of long-term debt and capital lease obligations as current liabilities) and was in default under its lease and debt agreements. The Company has faced and continues to face several operating challenges, including, among others, a reduced shipping demand given unfavorable domestic economic conditions, unseated tractors, decreased market values for used tractors and trailers, increased claims, challenges in assimilating two acquisitions, high fuel costs and increased driver payroll costs. These factors have significantly and negatively impacted the Company's results of operations and liquidity.

         During August 2001, the Company's continued losses from operations and negative cash flows forced it to defer making payments on most of its equipment leases with total obligations outstanding of approximately $183.1 million and related monthly payments of approximately $3.7 million (the "Equipment Leases"). The lack of payment on the Equipment Leases constitutes an event of default under the related lease agreements. In addition, the default on the Equipment Leases resulted in defaults on effectively all of the Company's outstanding secured debt, which consisted principally of its line of credit facility, the mortgage on its Salt Lake City headquarters and terminal, and all other lease obligations.

         The Company's $30 million line of credit is secured by accounts receivable, inventories of operating supplies, and office furniture and fixtures and the personal guarantee of the Company's majority stockholder. As a result of recurring losses, the Company's net worth has fallen below $25 million, which will decrease the advance rate on the line of credit, unless renegotiated.

         The Company has guaranteed a substantial portion of the residual values on all of its leased tractors and trailers. These residual guarantees total approximately $126.1 million at September 30, 2001. Based upon current market prices for used tractors and trailers, management estimates that the difference between the residual guarantees and the projected market value of the equipment at the termination of the leases is approximately $25.0 million. Effective August 1, 2001, the Company began accruing this potential liability over the remaining life of the leases in accordance with the EITF 96-21. As of September 30, 2001, the Company has recorded an accrued liability and a valuation allowance for guaranteed lease residuals totaling $6.4 million. Prior to August 1, 2001, it was not probable that any residual guarantee payments would be required. At September 30, 2001, the Company had residual guarantees due (net of the estimated fair value of related equipment) on matured equipment leases amounting to $3.1 million. The Company does not have the cash to pay these residual guarantees and currently is seeking an extension as discussed below.

         During December 2001, the Company met with representatives from most of its equipment lessors. In connection with these meetings, the Company requested a restructure of the Equipment Leases and most of the lessors expressed their willingness to negotiate a restructure. The proposed restructuring of the Equipment Leases includes a period of rent moratorium, an extension of the leases, waiver of outstanding late fees and penalties and revised guaranteed residual values. The Company and its equipment lessors continue to evaluate restructuring of the Equipment Leases in light of the negotiations with the Company's tractor manufacturer discussed below.

         Dime Commercial Credit ("Dime"), one of the Company's equipment lessors with total lease obligations outstanding of approximately $6.4 million has expressed an unwillingness to renegotiate the terms of its leases. On December 27, 2001, the Company was served with a lawsuit by Dime. The lawsuit asserts that the Company is in default under the lease agreements held by Dime and seeks judgments against the Company. The requested judgments include the return to Dime of all equipment under the lease agreements, payment of delinquent monthly payments, payment of the stipulated loss value as defined and payment of other fees and costs. The Company is currently preparing its response to the lawsuit. Management estimates the range of potential exposure related to this obligation is $1.5 to $3.0 million.

         The Company is in the process of working through the negotiation and approval process related to the above restructuring with the remainder of the equipment lessors and the Company's tractor manufacturer. Management expects that, if accomplished, this restructuring will be completed during the first calendar quarter of 2002. If the Company is successful in restructuring the Equipment Leases, it is probable that the restructured leases will be accounted for as capitalized lease obligations in the Company's financial statements (as opposed to the historic accounting treatment as operating leases for most of the Equipment Leases).

         The Company has also met with its line of credit lender regarding a decrease in the advance rate, which is based upon the Company's net worth. The line of credit lender has stated a willingness to consider a waiver of the tangible net worth requirement and maintain the current advance rate for a period of approximately nine months, at which time the Company's progress will be reassessed. If finalized, approval of this waiver of the tangible net worth requirement is expected during the first calendar quarter of 2002.

         A substantial portion of the Company's tractor fleet is covered by trade-in and repurchase agreements with the manufacturer. The trade-in and repurchase agreements require the Company to purchase additional tractors in connection with the trade-ins or repurchases. These trade-in and repurchase agreements have been structured in alignment with the Company's historical tractor life cycles. During December 2001, the Company commenced discussions with the manufacturer of its tractors regarding extension of the trade-in or repurchase periods, as well as the revised trade-in or repurchase values and related provisions.

         Subject to acceptable restructuring of the Equipment Leases, line of credit, and tractor trade-in and repurchase terms, the Company's majority stockholder has been requested and agreed to provide a $15 million line of credit ("Stockholder Line of Credit"). The Stockholder Line of Credit would be secured by, and limited with respect to a percentage of the value of, a second priority position in the Company's accounts receivable, inventories of operating supplies, office furniture and fixtures and the Company's Fontana, California and Atlanta, Georgia terminals.

         On December 19, 2001, the Company entered into a $3 million secured short-term loan with its majority stockholder. The proceeds of this loan were used to meet the annual permitting and licensing requirements for a majority of the Company's fleet. The loan will either be repaid from cash to be released from a cash secured letter of credit (once the Company is able to secure a surety bond) or will be rolled over into the Stockholder Line of Credit.

         Even if the restructuring of the equipment leases and line of credit is successful, the Company's liquidity position and existing credit facilities may not be sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. As a result, there is substantial doubt as to the Company's ability to continue as a going concern. In the event the Company's liquidity position is insufficient to cover its liquidity requirements, the Company may be compelled to file for bankruptcy protection.

         The Company's consolidated financial statements for the year ended September 30, 2001 included in this Annual Report have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above. See the Report of Independent Public Accountants on such financial statements included elsewhere in this Report.

Strategy

         The Company has grown in recent years by adding revenue equipment to meet the service demands of new and existing customers and expanding core carrier partnerships. As a result of current and anticipated unfavorable economic conditions in the transportation industry, management plans to decrease the size of its fleet and to focus on building core carrier relationships with service-oriented shippers. In connection with its focus on core shippers, the Company plans to reduce its fleet size by at least 120 tractors during fiscal 2002. Additionally, the Company is extending the period it holds its revenue equipment by up to 12 to 24 months. The key elements of the Company's strategy are:

         Food Industry Focus. The Company focuses on providing specialized service to sophisticated, high-volume customers in the food industry such as Albertson's, Anheuser Busch, ConAgra, Coors, Excel Corporation, Hersey Foods, I.B.P., Kraft, MBX Services, Nestle, Pillsbury, Schreiber Foods, and Walmart. These customers seek nationwide transportation partners that understand the specialized needs of food industry shippers. Many of the Company's customers seek carriers that offer late-model equipment, experienced personnel, advanced technology, and broad geographic coverage. Management believes the food industry is an attractive niche because consumers require food throughout all economic cycles.

         Core Carrier Partnerships. The Company has grown by establishing core carrier partnerships with high-volume, service sensitive shippers. Core carriers provide customers with consistent equipment availability and premium service such as time-definite pick-up and delivery, express time-in-transit, multiple delivery stops, and real-time access to load information through satellite-based tracking and communication systems and Electronic Data Interchange ("EDI") capability. The Company also meets specialized customer requests for access to terminal facilities, stationing employees at customer locations, and dedicating equipment to specific traffic lanes. Management believes major shippers favor their core carrier "partners" during periods of reduced demand for truck service, and that the trend among major shippers to reduce the number of carriers used in favor of core carriers will continue.

         Dedicated Fleets. The Company emphasizes dedicated fleet operations in which it offers round trip or continuous movement service to a shipper (or a shipper and one or more of its suppliers) by dedicating certain tractors and trailers exclusively to that shipper's needs. Dedicated service is desirable because the customers typically pay a round-trip rate per mile assuming that the truck will return empty and cover all loading, unloading, and pallet costs. The Company frequently is able to further enhance revenue per mile by locating a profitable load to cover unloaded segments. In addition, drivers prefer the predictable runs and priority treatment at shipping and receiving locations. Management intends to grow its dedicated fleet operations and expects this service niche to expand as shippers outsource transportation needs presently served by private carriage.

         Modern Fleet. The Company intends to maintain modern tractor and trailer fleets. Reliable, late-model equipment promotes customer service and driver recruitment and retention by minimizing the delays caused by breakdowns and excessive maintenance. Management believes that extending holding periods for revenue equipment is consistent with industry trends and will not be a competitive disadvantage, nor will it result in significantly higher driver turnover or excessive maintenance costs.

         Technology. The Company uses the Qualcomm satellite-based tracking and communication system in all of its tractors. This system and EDI capability improve customer service and operating efficiency by offering the Company and customers real time access to load locations and advance warning of potential delivery delays. The Company's document imaging system allows prompt and simultaneous processing of payroll and billing in a paperless work environment. Management believes shippers will continue to demand advanced technology of their core carriers and plans to respond to such requirements.

Operations

         The Company conducts a centralized dispatch and customer service operation at its Salt Lake City headquarters. The operations center features a fully integrated, computerized network of dispatch, customer service, and driver liaison personnel. Customer service representatives solicit and accept freight, quote rates, and serve as the primary contact with customers. After accepting a load, customer service representatives transfer the pick-up and delivery information to the computer screen of the appropriate load planner, who assigns the load to an available driver based upon the proximity of the trucks, scheduled "home time," and available hours-in-service. Dispatchers then use the Qualcomm satellite-based tracking and communication system to locate the position and availability status of equipment and notify the driver of pick-up and delivery requirements, route and fueling instructions, and other information. Upon the assignment of a load, the Company's proprietary software calculates the projected travel time from origin to destination and uses satellite position updates and driver communications to provide load progress reports at 50 minute intervals. The system automatically advises the appropriate dispatcher and customer service representative if a load is behind schedule, and customers are able to use EDI to access information about load locations at any time. Management believes that these satellite and computer systems are crucial to satisfying the stringent service standards, such as 30-minute pick-up and delivery windows, demanded by shippers of their core carriers.

         Management measures the Company's efficiency through miles per tractor, empty miles percentage, revenue per mile, revenue per tractor, and on-time deliveries. Fleet productivity is tracked daily in the operations center, with actual progress matched against a monthly goal. All operations personnel have access to these statistics on a real time basis.

Customers and Marketing

         The Company's sales and marketing function is led by senior management and other sales professionals based in its Salt Lake City headquarters and near key customers. These sales personnel aggressively market the Company to major shippers as a customer-oriented provider of dependable, on-time service. The Company targets customers that seek long-term transportation partners offering dependable equipment, satellite and EDI technologies, and premium service. This customer service philosophy has contributed to continuing demands for added equipment to expand service for existing shippers and establishing core carrier relationships with Albertson's, Anheuser Busch, ConAgra, Coors, Excel Corporation, Hersey Foods, I.B.P., Kraft, MBX Services, Nestle, Pillsbury, Schreiber Foods, and Walmart and other major customers. Management intends to continue developing business with existing customers and by adding new core carrier relationships. The Company's top 5, 10, and 25 customers accounted for 21.3%, 37.8%, and 47.0% of revenue, respectively, during fiscal 2001. No single customer accounted for more than 10% of revenue during fiscal 2001.

         The Company is a North American truck line that provides service to and from customer locations throughout the United States and in several Canadian provinces. The Company does not maintain any foreign currency positions and therefore does not engage in any hedging transactions to manage foreign currency exposure. The Company's operations are strongest in the western United States and between points in the West to and from points in the East and Southeast. In addition to traditional for-hire service, management emphasizes the marketing of dedicated fleet and regional distribution services. Dedicated fleets generally receive compensation for all miles, and regional operations provide a stronger presence for driver recruiting. Management believes that these services offer consistent equipment utilization and predictable home-time for drivers.

         The Company has written contracts with substantially all of its customers. These contracts generally specify service standards and rates, eliminating the need for negotiating the rate for individual shipments. Although a contract typically runs for a specified term of at least one year, it generally may be terminated by either party upon 30 days' notice.

Technology

         The Company uses computer and satellite technology to enhance efficiency and customer service in all aspects of its operations, and management believes the Company is among the industry leaders in applying advanced technology to improve transportation service. The Qualcomm OmniTRACSTM satellite-based tracking and communication system provides hourly updates of the position of each tractor and permits real time communication between operations personnel and every driver. As a result, dispatchers relay pick-up and delivery times, weather and road information, route and fueling directions, and other instructions without waiting for a driver to stop and call the Company. The Company's entire fleet has been equipped with the Qualcomm systems. The Company's proprietary software also monitors load progress against projected delivery time every half-hour and warns the appropriate dispatcher and customer service representative if a load is behind schedule. This software also facilitates early routing toward each driver's home base by signaling dispatchers several days in advance of drivers' requested home-time dates.

         The Company's EDI capability permits customers to communicate directly with the Company via computer link to tender loads, receive load confirmation, check load status, and receive billing information. The Company's largest customers require EDI service from their core carriers, and more than 50% of the Company's revenue is generated by customers that actively use EDI. EDI not only improves customer service and communication, but also benefits the Company's cash flow through accelerated accounts receivable collection. The Company further enhances its operations through its document imaging technology, which provides customer service representatives and other personnel (all of whom have computers) real-time access to freight bills, supplier invoices, and other information. Management believes that advanced technology will be required by an increasing number of large shippers as they reduce the number of carriers they use in favor of core carriers.

         The Company's maintenance shops are fully computerized and paperless, and all maintenance, repair, and inspection records for each vehicle are instantly accessible. Drivers are able to monitor maintenance progress on computer screens located in the driver lounge.

Revenue Equipment

         The Company's equipment strategy is to operate modern tractors and trailers that help reduce parts, maintenance, and fuel costs, promote the reliable service customers demand from core carriers, and attract and retain drivers. The Company operates conventional tractors (engine-forward) equipped with electronic engines and Eaton transmissions. Most of the tractors are covered by three-year, 500,000-mile engine warranties and lifetime transmission warranties. Additionally, most of the tractors also are equipped with the "condo" sleeper cabs preferred by drivers. During fiscal 2001, the Company changed its policy for equipment service lives from three to four years on tractors and from five to seven years on trailers as a result of current unfavorable economic conditions and in connection with the proposed restructure of debt and lease obligations. Management is negotiating with its equipment providers and lessors to extend lease terms, to modify trade or repurchase commitments, and to adjust mileage penalties to accommodate this change (see "Recent Developments").

Drivers and Other Personnel

         Driver hiring and retention are critical to the success of all trucking companies. The Company emphasizes driver satisfaction and has made significant investments to improve driver retention. Drivers are selected in accordance with specific Company quality guidelines relating primarily to safety history, driving experience, road test evaluations, and other personnel evaluations, including physical examinations and mandatory drug testing. The Company offers competitive compensation, including mileage pay, and full participation in all employee benefit and profit-sharing plans for its company drivers. The Company uses proprietary software to warn dispatchers in advance of a driver's requested home time. Management believes it promotes driver loyalty by assigning drivers to a single dispatcher, regardless of geographic area, awarding dedicated routes and regional distribution positions to senior, top-performing drivers, and educating customers concerning the need to treat drivers with respect.

         The truckload industry has experienced a shortage of qualified drivers. Strict Department of Transportation (the "DOT") enforcement of hours-in-service limitations, mandatory drug and alcohol testing, and other safety measures have shrunk the available pool of drivers and increased the cost of recruiting and retention. The industry-wide driver shortage adversely affected the Company's operations during the 2001 fiscal year resulting in an unusually high number of tractors without drivers. The Company's driver turnover was 183% in fiscal 2001, measuring drivers after they are assigned a tractor. The Company started an owner-operator program in mid-October of 2000. As of September 30, 2001, the Company had approximately 312 seated tractors in its owner-operator program. Management believes that owner-operator drivers are generally more efficient, have lower turnover, drive safer and are ultimately more cost effective for the Company. Accordingly, the Company anticipates continuing to emphasize and grow the use of owner-operators in its fleet.

         At September 30, 2001, the Company employed approximately 570 non-driver employees and approximately 2,350 drivers. The Company's employees have never been represented by or attempted to organize a union, and management believes it has a good relationship with the Company's employees.

Safety and Insurance

         The Company emphasizes safety in all aspects of its operations. Its safety program includes: (i) initial orientation; (ii) a three-week to six-week, on-the-road training program; and (iii) progressive penalties for excessive speed and log violations. The Company has earned the highest DOT safety and fitness rating of "satisfactory," which most recently was extended on July 6, 2000.

         The Company carried primary and excess auto and general liability insurance coverage of $50 million, with a $250,000 basket deductible for personal injury and property damage. Effective November 1, 2001, the Company increased its deductible for auto and general liability insurance to $1 million (while retaining the policy limit of $50 million), and obtained cargo insurance for claims up to $250,000 with a $25,000 deductible. On December 13, 2001, the Company increased its cargo insurance coverage to $1 million. Through December 31, 2001, the Company's workers' compensation coverage carried a $350,000 deductible, with no coverage limit. Effective January 1, 2002, the Company's workers' compensation coverage carries a $500,000 deductible, with no coverage limit. Management believes these coverages are adequate to cover reasonably anticipated claims.

         The tragedy of September 11, 2001, as well as already existing conditions in the insurance market and the Company's incidence of claims in the last year significantly increased the cost of the Company's auto and general liability insurance. Management believes that all transportation companies are experiencing or will experience similar market conditions as they renew their insurance coverage.

         The Company had outstanding letters of credit related to insurance coverage totaling $3,335,000 at September 30, 2001. Subsequent to September 30, 2001, two of the Company's former insurance carriers drew against letters of credit in the total amount of $2,825,000. The amounts drawn against the letters of credit are held in deposit by the insurance carriers and will be released to the Company as outstanding claims are paid down. The Company's current auto and general liability insurer requires $6,000,000 of collateral to cover any contingency related to the Company's ability to cover its self-insurance retention. As of December 19, 2001, the Company provided a cash secured $3,000,000 letter of credit. The Company has also signed a commitment letter for a $6,000,000 surety bond that will be secured by the Company's Atlanta, Georgia and Fontana, California terminals and a $1,000,000 cash deposit. This bond is expected to be put in place during the Company's second quarter of fiscal 2002. If the Company is unsuccessful in obtaining the surety bond, it might be required to obtain a cash secured letter of credit for the full $6,000,000.

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the temperature-controlled or dry van market. According to the September 2001 issue of Refrigerated Transporter, the five largest temperature-controlled carriers by revenue are C. R. England, Prime, Inc., Frozen Food Express Industries, Rocor International, and Marten Transport Ltd. The combined revenue reported for these five carriers comprises approximately 37% of the estimated $4.5 billion for-hire, temperature-controlled market. The proprietary fleet portion of the temperature-controlled market has been estimated at an additional $3 billion. The Company's 2001 fiscal year revenue constituted approximately four percent of the total market for temperature-controlled services and approximately six percent of the for-hire market. Higher operating costs as well as the reduced shipping demand under the present domestic economic conditions have resulted in many smaller carriers going out of business during 2000 and 2001. The Company competes with a number of other trucking companies, as well as private truck fleets used by shippers to transport their own products. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight. There are other trucking companies, including diversified carriers with large temperature-controlled fleets, possessing substantially greater financial resources and operating more equipment than the Company.

Fuel Availability and Cost

         The Company actively manages its fuel costs by requiring drivers to fuel at Company terminals or, whenever possible en route, at service centers with which the Company has established volume purchasing arrangements. The Company controls fuel purchases by using its proprietary software and Qualcomm communications ability to schedule fueling stops and amounts purchased based upon fuel prices at locations on drivers' routes. The Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of higher rates or fuel surcharges. The Company has fuel surcharge agreements with a majority of its customers. However, not all increases in fuel prices will be fully offset by these surcharges.

         On December 18, 2001, the Company entered into an agreement with Swift Transportation Services, Inc. ("Swift") which will allow the Company's tractors to fuel at five of Swift's terminals that have excess fueling capacity. The Company's majority stockholder is also the Chief Executive Officer and a significant stockholder of Swift. The Company will purchase and deliver fuel to these sites (similar to what is done for Company operated terminals) and pay a per gallon fee to Swift for pumping and storage services. The Company will benefit to the extent it is able to fuel at Swift's sites as fuel at bulk fueling locations is generally less expensive than that purchased over the road.

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

         The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the Environmental Protection Agency ("EPA") and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. These regulations extend to the above ground and underground fuel storage tanks located at each of the Company's terminal facilities. All of the Company's tanks are of double hull construction in accordance with EPA requirements and equipped with monitoring devices that constantly monitor for leakage. Management is not aware of any fuel spills or hazardous substance contamination on its properties and believes that its operations are in material compliance with current laws and regulations.

Item 2.           PROPERTIES

         The Company operates terminals and driver recruitment offices at four locations. The Company's headquarters and primary terminal is located on 55 acres near the intersection of Interstates 15 and 80 in Salt Lake City, Utah. This facility includes a 60,000 square foot office building housing all operations and administrative personnel and maintenance facilities and a driver center covering approximately 97,000 square feet. The Company's additional terminal and driver recruitment facilities include owned locations in Fontana, California; and Atlanta, Georgia; and a leased location in Denver, Colorado. The Company leases trailer drop yards at Tulare, California and various other locations. All terminals have modern fuel facilities with environmental monitoring equipment. During fiscal 2001, the Company also operated terminals in Albuquerque, New Mexico; Phoenix, Arizona; Katy, Texas and New London, Wisconsin. The Albuquerque, New London and Katy terminals were leased terminals that were closed at various times during fiscal 2001 and all operations were transferred to other terminals. The Phoenix terminal was closed during fiscal 2001 and sold in November 2001.

         The available acreage at the Company's headquarters will accommodate future expansion, and the facility has been designed so that additions can be constructed to serve the Company's foreseeable future needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Item 3.           LEGAL PROCEEDINGS

         The Company and one of its officers and directors, and certain of its former officers and directors have been named as defendants in a securities class action filed in the United States District Court for the District of Utah, Caprin v. Simon Transportation Services, Inc., et al., No. 2:98CV 863K (filed December 3, 1998). Plaintiffs in this action allege that defendants made material misrepresentations and omissions during the period February 13, 1997 through April 2, 1998 in violation of Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 27, 2000, the District Court dismissed the case with prejudice. Plaintiffs have appealed the dismissal of this action to the United States Court of Appeal for the Tenth Circuit, which will hear oral arguments on the matter on January 15, 2002. The Company intends to vigorously defend this action.

         On March 13, 2001, a Company-owned tractor-trailer collided with a pickup truck in an intersection in Dumas, Texas. A lawsuit has been filed on behalf of an injured passenger in the pickup truck and her family in the United States District Court for the Northern District of Texas (Case No. 2-01CV-0194J), seeking actual and punitive damages from the Company and its former employee/driver. The Company is cooperating with its outside counsel and insurance carriers in an effort to resolve this matter. Discovery is ongoing in the case. Unless this matter is resolved through mediation, the parties are expected to proceed to trial in February 2002. Although the alleged damages in this matter are very substantial and a risk of punitive damage exposure does exist, the Company and its counsel believe the facts surrounding the accident do not warrant punitive damages and that the Company will be able to resolve this matter within the limits of its insurance policies. Accordingly, the Company does not expect this litigation to have a material impact on the Company's results of operations or financial position.

         On August 17, 2001, the State of California filed suit against the Company in the Superior Court of California, County of Sacramento (Case No. 01AS04951) in relation to damage to the state capitol of California arising from an accident involving a Company driver and truck. The lawsuit requests both compensatory and punitive damages. Two of the Company's insurers have already paid their policy limits of $5.75 million in partial satisfaction of the State's property damage. The State's complaint represents an attempt to collect the balance of property damage, estimated to be between $6 and $10 million. The Company is cooperating with its insurance carrier in defense of action, which is at a very preliminary stage. Management believes that it is unlikely that the Company will be held liable for punitive damages in this action and further believes that the Company will resolve the matter within the limits of insurance policies. Accordingly, the Company does not expect this litigation to have a material impact on the Company's results of operations or financial position.

         On December 27, 2001, Dime Commercial Credit ("Dime"), one of the Company's lessors, filed a suit against the Company in the Third Judicial District Court of Salt Lake County, State of Utah (Civil No. 010911262). The lawsuit asserts that the Company is in default under the lease agreements held by Dime and seeks judgments against the Company. The requested judgments include the return to Dime of all equipment under the lease agreements, payment of delinquent monthly payments, payment of the stipulated loss value as defined and payment of other fees and costs. The Company is currently preparing its response to the lawsuit. Management estimates the potential range of exposure related to this obligation is $1.5 to $3.0 million.

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


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended September 30, 2001, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Class A Common Stock is traded on the NASDAQ National Market under the NASDAQ symbol SIMN. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A Common Stock as reported by NASDAQ for the fiscal years ended September 30, 2000 and 2001.

          Period                       High             Low
----------------------------       -------------   -------------
Calendar Year 1999
   4th Quarter                         $6.750          $4.500
Calendar Year 2000
   1st Quarter                         $6.125          $4.453
   2nd Quarter                         $6.438          $4.875
   3rd Quarter                         $7.375          $4.938
   4th Quarter                         $6.500          $4.563
Calendar Year 2001
   1st Quarter                         $6.016          $4.750
   2nd Quarter                         $5.900          $3.220
   3rd Quarter                         $5.000          $1.600

         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of December 31, 2001, the Company had 86 stockholders of record of its common stock. However, the Company believes that it has approximately 1,500 beneficial holders of common stock including shares held of record by brokers or dealers for their customers in street names.

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

Item 6.           SELECTED FINANCIAL AND OPERATING DATA

         The selected consolidated financial data presented below reflect the consolidated financial position and results of operations of Simon Transportation Services Inc. and its subsidiaries. The selected consolidated financial data are derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere herein.

                                                                   Fiscal Years Ended September 30,
                                                     --------------------------------------------------------------
(In thousands, except share, per share amounts &         2001        2000         1999        1998        1997
    operating data)                                      ----        ----         ----        ----        ----

Statement of Operations Data:
  Operating revenue.................................     $278,818     $231,397    $209,143    $193,507    $155,296
                                                     --------------------------------------------------------------
  Operating expenses:
    Salaries, wages, and benefits...................      109,805       94,240      90,876      80,500      60,504
    Fuel and fuel taxes.............................       59,686       51,190      37,262      35,281      30,069
    Operating supplies and expenses.................       39,418       31,576      27,872      26,156      19,289
    Taxes and licenses..............................        9,400        7,830       7,319       6,557       5,197
    Insurance and claims............................       16,725       10,352       6,591       5,217       3,404
    Communications and utilities....................        5,621        4,039       4,239       3,946       2,550
    Depreciation and amortization...................       10,283        4,122       4,466       4,728       5,396
    Purchased transportation........................       18,234           --          --          --          --
    Rent............................................       42,910       37,947      34,363      28,987      17,143
    Loss on lease residual guarantees...............        6,357           --          --          --          --
                                                     --------------------------------------------------------------
      Total operating expenses......................      318,439      241,296     212,988     191,372     143,552
                                                     --------------------------------------------------------------
      Operating earnings (loss).....................      (39,621)      (9,899)     (3,845       2,135      11,744
  Gain on sale of real property.....................           --           --          --          --       1,896
  Interest expense..................................       (4,420)      (1,505)     (1,471)     (1,818)     (1,762)
  Other income (expense), net.......................         (285)          83         118         318         628
                                                     --------------------------------------------------------------
  Earnings (loss) before income taxes and
   cumulative effect of accounting change...........      (44,326)     (11,321)     (5,198)        635      12,506
  (Provision) benefit for income taxes..............           --        4,075       1,965        (297)     (4,727)
                                                     --------------------------------------------------------------
  Earnings (loss) before cumulative effect
   of accounting change.............................      (44,326)      (7,246)     (3,233)        338       7,779
  Cumulative effect of accounting change for
   accrued claims payable, net of tax
   benefit of $2,173................................           --       (3,862)         --          --          --
                                                     --------------------------------------------------------------
  Net earnings (loss)...............................      (44,326)     (11,108)     (3,233)        338       7,779
  Dividends related to convertible preferred stock..       (3,727)          --          --          --          --
                                                     --------------------------------------------------------------
  Net earnings (loss) attributable to
   common stockholders..............................     $(48,053)    $(11,108)   $ (3,233)   $    388    $  7,779

                                                     ==============================================================
  Diluted cumulative effect of accounting
      change per common share.......................           --        (0.63)         --          --          --
                                                     ==============================================================
  Diluted net earnings (loss) per common share......     $  (7.86)    $  (1.82)   $  (0.53)   $   0.05    $   1.33
                                                     ==============================================================
  Diluted weighted average shares outstanding.......    6,114,986    6,110,213   6,116,815   6,270,734   5,864,043
                                                     ==============================================================
Balance Sheet Data (at end of period):
  Net property and equipment........................     $ 83,796     $ 49,404    $ 57,648    $ 64,618    $ 71,154
  Total assets......................................      129,696       91,107      96,730      99,526     107,704
  Debt and capitalized lease obligations,  including
    current portion.................................       74,538       19,814      21,623      21,206      32,791
  Stockholders' equity*.............................        9,126       44,844      55,944      59,699      59,849

[* includes preferred stock]

                                                                   Fiscal Years Ended September 30,
                                                           2001         2000        1999        1998        1997
                                                           ----         ----         ----        ----        ----
Operating Data:
  Operating ratio1..................................       114.2%       104.3%      101.8%       98.9%       92.4%
  Average revenue per loaded mile...................        $1.34        $1.30       $1.26       $1.25       $1.25
  Average revenue per total mile....................        $1.18        $1.16       $1.11       $1.11       $1.10
  Average revenue per tractor per week..............       $2,455       $2,493      $2,478      $2,510      $2,627
  Empty miles percentage............................        11.9%        10.6%       12.0%       11.8%       11.9%
  Average length of haul in miles...................        1,131        1,067       1,017       1,026       1,001
  Weighted average tractors during period...........        2,204        1,785       1,635       1,494       1,142
  Tractors at end of period.........................        2,330        1,932       1,693       1,655       1,344
  Trailers at end of period.........................        3,346        2,468       2,424       2,455       1,998
----------------------------
1Operating expenses as a percentage of revenue.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Except for the historical information contained herein, the discussion in this annual report on Form 10-K contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipate," "believe," "estimate," "project," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, surplus inventories, decreased demand for transportation services offered by the Company, increases or rapid fluctuations in inflation, interest rates, fuel prices and fuel hedging, the availability and costs of attracting and retaining qualified drivers and owner-operators, increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims, seasonal factors such as harsh weather conditions that increase operating costs, the resale value of used equipment, the Company's ability to access adequate sources of capital, and the ability to negotiate, consummate, and integrate acquisitions.

         The Company provides nationwide, predominantly temperature-controlled truckload transportation for numerous major shippers. In recent years, much of the Company's growth has resulted from earning core carrier status with major shippers and meeting the demands of these shippers for additional equipment. The Company has grown to $278.8 million in revenue for its fiscal year ended September 30, 2001, from $155.3 million in revenue for fiscal 1997, a compounded annual growth rate of 15.8%.

         During fiscal year 1999, management deferred deliveries of new tractors to better match the anticipated availability of drivers. This reduced revenue growth for the year to 8%. The Company experienced financial and operating difficulties due to driver turnover rates far in excess of historical averages and the fact that driver pay increases effective in fiscal 1998 were not offset by increases in the freight rates charged by the Company. In July 1999, the Company reduced its shop and administrative personnel by approximately 25%.

         During fiscal year 2000, revenue growth was 11%. Despite this growth, the Company did not achieve profitability because of high fuel prices and increased driver turnover. Accident claims, repair expenses, recruiting costs, and low miles per tractor increased the Company's losses and the Company experienced the highest driver turnover in the Company's history.

         During fiscal year 2000, in connection with a change in controlling ownership and management, the Company changed its method of accounting for its accrual for accident and workers' compensation claims. Effective October 1, 1999, the Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under generally accepted accounting principles (GAAP), although the fully-developed method is preferable. The cumulative effect of the accounting change was $3.9 million, net of an income tax benefit of $2.2 million.

         During fiscal year 2001, revenue growth was 21%. This growth was achieved primarily through the acquisition of a portion of the trucking related assets of Westway Express, Inc. ("Westway") on January 22, 2001 and a portion of the trucking related assets of Gerald E. Ort Trucking, Inc. ("Ort") on March 1, 2001. While the Company acquired significant customer relationships, the integration of these acquisitions proved to be problematic. The Company's deadhead percentage was higher than historically experienced for much of fiscal 2001. Additionally, the Company suffered from high fuel costs for most of fiscal 2001 as well as high levels of driver turnover and negative claims experience. During the latter part of fiscal 2001, the Company started to benefit from falling fuel prices, reduced driver turnover and deadhead percentages. However the weakness in the freight market and the issues referenced above resulted in a significant loss from operations in fiscal 2001.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the years indicated:

                                                                                       Fiscal Years Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                  2001        2000       1999
                                                                                ---------- ----------- ----------
Operating revenue..............................................................     100.0%      100.0%     100.0%
                                                                                ---------- ----------- ----------
Operating expenses:
  Salaries, wages, and benefits................................................      39.4        40.7       43.5
  Fuel and fuel taxes..........................................................      21.4        22.1       17.8
  Operating supplies and expenses..............................................      14.1        13.6       13.3
  Taxes and licenses...........................................................       3.4         3.4        3.5
  Insurance and claims.........................................................       6.0         4.5        3.2
  Communications and utilities.................................................       2.0         1.7        2.0
  Depreciation and amortization................................................       3.7         1.8        2.1
  Purchased transportation.....................................................       6.5          --         --
  Rent.........................................................................      15.4        16.4       16.4
  Loss on lease residual guarantees............................................       2.3          --         --
                                                                                ---------- ----------- ----------
    Total operating expenses....................................................    114.2       104.3      101.8
                                                                                ---------- ----------- ----------
Operating loss.................................................................     (14.2)       (4.3)      (1.8)
Interest expense...............................................................      (1.6)       (0.7)      (0.7)
Other income (expense), net....................................................      (0.1)        0.1        0.1
                                                                                ---------- ----------- ----------
Loss before income taxes and
    cumulative effect of accounting change.....................................     (15.9)       (4.9)      (2.4)
Benefit for income taxes.......................................................        --         1.8        0.9
                                                                                ---------- ----------- ----------
Loss before cumulative effect of accounting change.............................     (15.9)       (3.1)      (1.5)
Cumulative effect of accounting change, net of income tax benefit..............        --        (1.7)        --
                                                                                ---------- ----------- ----------
Net loss.......................................................................     (15.9)       (4.8)      (1.5)
Dividends related to convertible preferred stock...............................      (1.3)         --         --
                                                                                ---------- ----------- ----------
Net loss attributable to common shareholders...................................     (17.2)%      (4.8)%     (1.5)%
                                                                                ========== =========== ==========

Comparison of fiscal year ended September 30, 2001, with fiscal year ended September 30, 2000.

         Operating revenue increased $47.4 million (20.5%), to $278.8 million during the 2001 fiscal year from $231.4 million during the 2000 fiscal year. The increase in revenue was primarily attributable to a 23.5% increase in the weighted average number of tractors to 2,204 during the 2001 fiscal year from 1,785 during the 2000 fiscal year. Average revenue per tractor per week decreased to $2,455 during the 2001 fiscal year from $2,493 during the 2000 fiscal year. Average revenue per loaded mile increased to $1.34, $1.27 excluding fuel surcharge, during the 2001 fiscal year from $1.30, $1.26 excluding fuel surcharge, in the 2000 fiscal year. However average miles per tractor per week decreased to 2,081 in fiscal 2001 from 2,149 in fiscal 2000, which more that offset the increase in revenue per loaded mile. The increase in the weighted average number of tractors during fiscal 2001 was primarily the result of a purchase of a portion of the trucking related assets of Westway and Ort and growth in the Company's owner-operator fleet. The Company plans to adjust its fleet size to better reflect current market conditions during fiscal 2002 by not replacing certain tractors which will be returned to the lessor upon lease maturity. As a result, the Company expects to reduce its tractor fleet by at least 120 tractors during fiscal 2002.

         Salaries, wages and benefits increased $15.6 million (16.6%), to $109.8 million in the 2001 fiscal year from $94.2 million in the 2000 fiscal year. As a percentage of revenue, salaries, wages, and benefits decreased to 39.4% during the 2001 fiscal year from 40.7% during the 2000 fiscal year. Management announced a driver wage increase of two cents per mile effective November 1, 2000. One cent of the increase applies to all drivers at all levels and another cent can be attained based upon a monthly mileage target. Additionally, management announced a five cent per mile increase in driver wages effective April 1, 2001. In response to continued operating losses, the Company reduced its headcount by approximately 50 administrative and shop personnel in September 2001. The Company also reduced wages for all remaining salaried administrative, office and shop personnel by 10% effective September 1, 2001. The administrative, office and shop personnel can earn the 10% and more back as a bonus, conditional upon the Company achieving certain operational and financial objectives. Additionally, effective September 1, 2001 the Company adjusted its driver pay structure to reward longer term drivers.

         In early fiscal 2001, the Company implemented an owner-operator driver program. As of September 30, 2001, the Company had 312 owner-operator tractors under this program. Owner-operators are paid a flat rate per mile and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and certain taxes. Amounts paid to owner-operators are classified as "Purchased Transportation" in the accompanying Consolidated Statements of Operations. Accordingly, a portion of the costs that would have been classified as wages are now classified as purchased transportation. This increase in the number of owner-operator tractors in the fleet more than offset the driver wage increases and contributed to the decrease in salaries, wages and benefits.

         Fuel and fuel taxes increased $8.5 million (16.6%), to $59.7 million in the 2001 fiscal year from $51.2 million in the 2000 fiscal year. As a percentage of revenue, fuel and fuel taxes decreased to 21.4% during the 2001 fiscal year from 22.1% during the 2000 fiscal year, principally as a result of the increase in the Company's owner-operator fleet. This was partially offset by higher fuel prices in most of the 2001 period as compared with the 2000 period. The Company has agreements in place with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel prices. However, increased fuel prices were not fully offset by these surcharges.

         Operating supplies and expenses increased $7.8 million (24.7%), to $39.4 million in the 2001 fiscal year from $31.6 million in the 2000 fiscal year. As a percentage of revenue, operating supplies and expenses increased to 14.1% during the 2001 fiscal year from 13.6% during the 2000 fiscal year. The increase is primarily attributable to the increased recruiting and other costs associated with driver turnover.

         Taxes and licenses increased $1.6 million (20.5%), to $9.4 million in the 2001 fiscal year from $7.8 million in the 2000 fiscal year. As a percentage of revenue, taxes and licenses remained essentially constant at 3.4% during both the 2001 and 2000 fiscal years. The Company provides base licensing for each of the owner-operator tractors.

         Insurance and claims increased $6.3 million (60.6%), to $16.7 million in the 2001 fiscal year from $10.4 million in the 2000 fiscal year. As a percentage of revenue, insurance and claims increased to 6.0% for the 2001 fiscal year compared to 4.5% during the 2000 fiscal year, primarily as a result of increased claims associated with driver turnover.

         Communications and utilities increased $1.6 million (40.0%), to $5.6 million in the 2001 fiscal year from $4.0 million in the 2000 fiscal year. As a percentage of revenue, communications and utilities increased to 2.0% for the 2001 fiscal year compared to 1.7% during the 2000 fiscal year. The Company pays a fixed base charge per tractor for its satellite communications. The Company increased its fleet size with the Westway and Ort acquisitions, but experienced lower utilization of its equipment. Therefore, revenue did not increase proportionately with the increase in fixed satellite communication charges associated with a larger fleet. In addition, the Company incurred higher communication charges associated with the operation of new terminal facilities acquired in the Westway and Ort acquisitions.

         Depreciation and amortization increased $6.2 million (151.2%), to $10.3 million in the 2001 fiscal year from $4.1 million in the 2000 fiscal year. As a percentage of revenue, depreciation and amortization (adjusted for the net loss on sale of equipment) increased to 3.7% during the 2001 fiscal year from 1.8% during the 2000 fiscal year primarily because of amortization expense on revenue equipment acquired under capitalized lease obligations during fiscal 2001. Depreciation and amortization (unadjusted for the net loss on disposition of equipment) remained constant at 2.6% ($7.2 million) during the 2001 fiscal year compared to 2.6% of revenue ($6.0 million) during the 2000 fiscal year. Depreciation and amortization was adjusted for a $3.0 million net loss on the disposition of revenue equipment during the 2001 fiscal year compared with a $1.9 million net gain during the 2000 fiscal year.

         Purchased transportation increased to $18.2 million in the 2001 fiscal year from zero in the 2000 fiscal year. As a percentage of revenue, purchased transportation increased to 6.5% during the 2001 fiscal year from 0% during the 2000 fiscal year primarily as a result of the Company's new emphasis on building its owner-operator fleet. The Company had 312 owner-operator tractors in its fleet at September 30, 2001.

         Rent increased $4.9 million (12.9%), to $42.9 million in the 2001 fiscal year from $38.0 million in the 2000 fiscal year. As a percentage of revenue, rent decreased to 15.4% during the 2001 fiscal year from 16.4% during the 2000 fiscal year. This decrease was primarily attributable to the shift from Company owned tractors to tractors supplied by owner-operators, and the use of capitalized leases as a financing source during fiscal 2001. Prior to fiscal 2001, the Company primarily utilized operating leases because of more favorable terms. However, most of the revenue equipment additions in fiscal 2001 were financed under capitalized leases.

         The Company has guaranteed a substantial portion of the residual values on all of its leased tractors and trailers. These residual guarantees total approximately $126.1 million at September 30, 2001. Based upon current market prices for used tractors and trailers, management estimates that the difference between the residual guarantees and the projected value of the equipment at the termination of the leases is approximately $25.0 million. Effective August 1, 2001, the Company began accruing this potential liability over the remaining life of the leases in accordance with EITF 96-21. As of September 30, 2001, the Company has recorded an accrued liability for guaranteed lease residuals of $6.4 million. Prior to August 1, 2001, it was not probable that any residual guarantee payments would be required. The remainder of the estimated loss (as adjusted for future market conditions) will be accrued over the remaining terms of the related leases. Assuming the used equipment markets maintain their current levels, management expects it will accrue additional liability for guaranteed residuals of $12.5 million in fiscal 2002.

         As a result of the foregoing, the Company's operating ratio increased to 114.2% during the 2001 fiscal year from 104.3% during the 2000 fiscal year.

         Interest expense increased $2.9 million (193.3%), to $4.4 million in the 2001 fiscal year from $1.5 million in the 2000 fiscal year. As a percentage of revenue, interest expense increased to 1.6% during the 2001 fiscal year from 0.7% during the 2000 fiscal year primarily as a result of a majority of the Company's new leases during fiscal 2001 being capitalized for financial reporting purposes and higher average debt balances.

         Other income (expense) changed to expense of $0.3 million in fiscal 2001 from income of $0.1 million in fiscal 2000 primarily as a result of the Company accruing late fees and penalties on past due operating lease payments. In fiscal 2000, other income consisted primarily of interest income.

         The Company's effective combined federal and state income tax rate for the 2001 and 2000 fiscal years was 36.0%. However, because of the Company's current financial condition, the Company has recorded a valuation allowance to reduce the 2001 tax benefit to zero.

         During the year ended September 30, 2001, the Company recorded a non-cash dividend related to the issuance of Series I and II preferred stock in the amount of approximately $3.6 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated for financial reporting purposes based on the difference between the portion of the total proceeds allocated to the Series I and II preferred shares and the closing market price of the Company's common stock on the date the transaction was consummated. Additionally, the Series I and II preferred stock carry a dividend rate of 10 percent per annum.

         As a result of the factors described above, the Company's net loss attributable to common stockholders increased $36.9 million to a net loss of $48.1 million during the 2001 fiscal year, or $7.86 per share, from a net loss attributable to common stockholders of $11.1 million during the 2000 fiscal year, or $1.82 per share. As a percentage of revenue, net loss attributable to common stockholders was 17.2% in the 2001 fiscal year compared with net loss attributable to common stockholders of 4.8% in the 2000 fiscal year.


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

         Salaries, wages and benefits increased $3.3 million (3.7%), to $94.2 million in the 2000 fiscal year from $90.9 million in the 1999 fiscal year. As a percentage of revenue, salaries, wages and benefits decreased to 40.7% during the 2000 fiscal year from 43.5% during the 1999 fiscal year. The decrease is primarily attributable to a reduction in the Company's shop and administrative personnel in July 1999, as the Company reduced its non-driver personnel, mostly from the shop area, by approximately 25%. Management announced a driver wage increase of two cents per mile effective November 1, 2000. One cent of the increase applies to all drivers at all levels and another cent can be attained based upon a monthly mileage target.

         Fuel and fuel taxes increased $13.9 million (37.4%), to $51.2 million in the 2000 fiscal year from $37.3 million in the 1999 fiscal year. As a percentage of revenue, fuel and fuel taxes increased to 22.1% during the 2000 fiscal year from 17.8% during the 1999 fiscal year, principally as a result of higher fuel prices in the 2000 period as compared with the 1999 period. The Company has agreements in place with a substantial number of customers who have agreed to pay fuel surcharges to help offset the escalation in fuel prices. However, increased fuel prices will not be fully offset by these surcharges.

         Operating supplies and expenses increased $3.7 million (13.3%), to $31.6 million in the 2000 fiscal year from $27.9 million in the 1999 fiscal year. As a percentage of revenue, operating supplies and expenses increased to 13.6% during the 2000 fiscal year from 13.3% during the 1999 fiscal year. The increase is principally attributable to the increased recruiting costs associated with driver turnover, primarily in the fourth quarter.

         Taxes and licenses increased $0.5 million (7.0%), to $7.8 million in the 2000 fiscal year from $7.3 million in the 1999 fiscal year. As a percentage of revenue, taxes and licenses remained essentially constant at 3.4% during the 2000 fiscal year compared to 3.5% of revenue during the 1999 fiscal year.

         Insurance and claims increased $3.8 million (57.1%), to $10.4 million in the 2000 fiscal year from $6.6 million in the 1999 fiscal year. As a percentage of revenue, insurance and claims increased to 4.5% for the 2000 fiscal year compared to 3.2% during the 1999 fiscal year, primarily as a result of increased claims associated with driver turnover.

         Communications and utilities decreased $0.2 million (4.7%), to $4.0 million in the 2000 fiscal year from $4.2 million in the 1999 fiscal year. As a percentage of revenue, communications and utilities decreased to 1.7% for the 2000 fiscal year compared to 2.0% during the 1999 fiscal year. The decrease was primarily attributable to more efficient use of the Company's satellite communication and long distance services. The Company reduced its long distance phone rates by over 40% from the 1999 fiscal year.

         Depreciation and amortization decreased $0.4 million (7.7%), to $4.1 million in the 2000 fiscal year from $4.5 million in the 1999 fiscal year. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on sale of equipment) decreased to 1.8% during the 2000 fiscal year from 2.1% during the 1999 fiscal year primarily because of a decrease in the percentage of the Company's revenue equipment that was owned or acquired under capitalized leases. Depreciation and amortization (unadjusted for the net gain on sale of equipment) decreased to 2.6% of revenue ($6.0 million) during the 2000 fiscal year from 3.2% of revenue ($6.6 million) during the 1999 fiscal year. Depreciation and amortization was adjusted for a $1.9 million net gain on the sale of revenue equipment during the 2000 fiscal year compared with a $2.1 million net gain during the 1999 fiscal year.

         Rent increased $3.6 million (10.4%), to $38.0 million in the 2000 fiscal year from $34.4 million in the 1999 fiscal year. As a percentage of revenue, rent remained constant at 16.4% during both the 2000 and 1999 fiscal years. Substantially all of the Company's revenue equipment was financed through operating leases. The Company utilized operating leases in fiscal 2000 and prior years because of more favorable terms.

         As a result of the foregoing, the Company's operating ratio increased to 104.3% during the 2000 fiscal year from 101.8% during the 1999 fiscal year.

         Interest expense, remained constant at $1.5 million in both the 2000 and 1999 fiscal years. As a percentage of revenue, interest expense remained constant at 0.7% during both the 2000 and 1999 fiscal years.

         Other income remained constant at $0.1 million in both the 2000 and 1999 fiscal years. As a percentage of revenue, other income remained constant at 0.1% during both the 2000 and 1999 fiscal years.

         The Company's effective combined federal and state income tax rate for the 2000 fiscal year was 36.0% compared to 37.8% for the 1999 fiscal year. The Company reduced its effective rate because of state franchise and gross receipts taxes payable even though the Company experienced a net loss in fiscal 2000. The Company has utilized all available loss carrybacks in prior years. The 2000 loss will carry forward.

         During fiscal year 2000, the Company changed its method of accounting for its accrual for accident and workers' compensation claims. Effective October 1, 1999, the Company adopted a fully-developed claims expense based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under GAAP, although the fully-developed method is preferable. The cumulative effect of the accounting change was $3.9 million, net of an income tax benefit of $2.2 million.

         As a result of the factors described above, net loss increased $7.9 million to a net loss of $11.1 million during the 2000 fiscal year, or $1.82 per share, from a net loss of $3.2 million during the 1999 fiscal year, or $0.53 per share. As a percentage of revenue, net loss was 4.8% of revenue in the 2000 fiscal year compared with net loss of 1.5% of revenue in the 1999 fiscal year.


Liquidity and Capital Resources

         The Company's performance during fiscal 2001 was negatively impacted by difficulties in assimilating two acquisitions, high fuel costs and adverse claims experience. Additionally, the financial results were affected by increased costs associated with attracting and retaining qualified drivers and lower asset productivity. Industry conditions remained severe due to a slowdown in the freight-moving economy, low used tractor values and increased insurance costs. The Company's overall liquidity position has been negatively impacted by the economic environment that prevailed through fiscal 2001 and continues into fiscal 2002.

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, equipment leases from third-party lessors, borrowings under its line of credit, and cash flows from operations. The Company's primary sources of liquidity are borrowings and leases with financial institutions and equipment manufacturers. During the 2001, 2000, and 1999 fiscal years, the Company financed most of its tractors with capital and operating leases. During the fourth fiscal quarter of 2001, the Company reclassified certain of these leases of revenue equipment from operating leases to capitalized leases, resulting in approximately $42.0 million of equipment purchases becoming an on-balance sheet liability. If the restructuring of leases discussed below is successful, additional leases are expected to be reclassified as capitalized instead of operating leases.

         Net cash used in operating activities was $19.7 million, $7.6 million, and $1.6 million for fiscal years 2001, 2000, and 1999, respectively. Accounts receivable increased $6.6 million, $7.1 million, and $2.6 million for fiscal years 2001, 2000, and 1999, respectively. The average age of the Company's accounts receivable was 45, 42, and 39 days for fiscal years 2001, 2000, and 1999, respectively.

         Net cash (used in) provided by investing activities was ($3.6) million, $4.1 million, and $2.5 million, for fiscal years 2001, 2000, and 1999, respectively, and consisted of purchases of property and equipment, which were offset in 2001 by net proceeds from the sale of property and equipment. Because the Company is extending the trade cycles for its revenue equipment, the Company expects to decrease its capital expenditures during fiscal 2002. Management expects that the majority, if not all, of its revenue equipment replacements during fiscal 2002 will occur through additions to the Company's owner-operator fleet. The Company does not currently have any commitments to acquire revenue equipment during fiscal 2002. The Company expects any capital expenditures in fiscal 2002 will be funded with leases and borrowings. However, there can be no assurance that the Company will be able to obtain the financing necessary to acquire replacement equipment or that it will be able to contract with sufficient owner-operators to replace retired revenue equipment.

         Net cash provided by (used in) financing activities was $19.9 million, ($1.8) million, and ($0.1) million, for fiscal years 2001, 2000, and 1999, respectively. Primary sources of cash were $8.8 million from the sale of convertible preferred stock in fiscal 2001; borrowings of $13.0 million from a mortgage on the Company's Salt Lake City headquarters and terminal in fiscal 2001 and $2.3 million, $6.0 million and $10.0 million on the Company's line-of-credit in fiscal years 2001, 2000 and 1999, respectively. Primary uses of cash were principal payments on borrowings of $21.3 million, $7.8 million, and $9.6 million under the Company's line of credit, long-term debt and capitalized lease agreements for fiscal years 2001, 2000, and 1999, respectively. During fiscal year 1999, the Company purchased 95,500 shares of Class A Common Stock at an average market price of $5.46 per share for a total cash outlay of $522,000.

         The maximum amount committed under the Company's line of credit at September 30, 2001 was $30 million. As of September 30, 2001, the Company had drawn $18.3 million against the line. Based upon the level of receivables and the advance rate in place at September 30, 2001, the Company had $5.8 million of availability on the line of credit. At September 30, 2001, the interest rate on the line of credit is 0.25 percent above the prime rate, with a minimum rate of 7%. At September 30, 2001, the Company had other outstanding long-term debt and capitalized lease obligations (including current portions) of approximately $56.2 million, which is comprised of obligations for the purchase of revenue equipment and a $13 million mortgage against its Salt Lake City headquarters and terminal. As of September 30, 2001, the Company's future commitments under noncancellable operating leases amounted to $51.6 million (excluding guaranteed residual values). The Company's working capital (deficit) at September 30, 2001, 2000, and 1999 was ($80.2) million (after classification of $69.0 million of long-term debt and capital lease obligations as current liabilities), $16.0 million, and $17.5 million, respectively.

         During August 2001, the Company's continued losses from operations and negative cash flows forced it to defer making payments on most of its equipment leases with total obligations outstanding of approximately $183.1 million and related monthly payments of approximately $3.7 million. The lack of payment on the Equipment Leases constitutes an event of default under the related lease agreements. In addition, the default on the Equipment Leases resulted in defaults on effectively all of the Company's outstanding secured debt, which consisted principally of its line of credit facility, the mortgage on its Salt Lake City headquarters and terminal, and all other lease obligations.

         The Company's $30 million line of credit is secured by accounts receivable, inventories of operating supplies, and office furniture and fixtures and the personal guarantee of the Company's majority stockholder. As a result of recurring losses, the Company's net worth has fallen below $25 million, which will decrease the advance rate on the line of credit, unless renegotiated.

         During December 2001, the Company met with representatives from most of its equipment lessors. In connection with these meetings, the Company requested a restructuring of the Equipment Leases and most of the lessors expressed their willingness to negotiate a restructure. The proposed restructuring of the Equipment Leases includes a period of rent moratorium, an extension of the leases, waiver of outstanding late fees and penalties and revised guaranteed residual values.

         Dime, one of the Company's equipment lessors with total lease obligations outstanding of approximately $6.4 million has expressed an unwillingness to renegotiate the terms of its leases. On December 27, 2001, the Company was served with a lawsuit by Dime. The lawsuit asserts that the Company is in default under the lease agreements held by Dime and seeks judgments against the Company. The requested judgments include the return to Dime of all equipment under the lease agreements, payment of delinquent monthly payments, payment of the stipulated loss value as defined and payment of other fees and costs. The Company is currently preparing its response to the lawsuit. Management estimates the potential range of exposure related to this obligation is $1.5 to $3.0 million.

         The Company is in the process of working through the negotiation and approval process related to the above restructuring with the remainder of the equipment lessors and the Company's tractor manufacturer. Management expects that, if accomplished, this restructuring will be completed during the first calendar quarter of 2002.

         The Company has also met with its line of credit lender regarding a decrease in the advance rate, which is based upon the Company's net worth. The line of credit lender has stated a willingness to consider a waiver of the tangible net worth requirement and maintain the current advance rate for a period of approximately nine months, at which time the Company's progress will be reassessed. If finalized, approval of this waiver of the tangible net worth requirement is expected during the first calendar quarter of 2002.

         Subject to acceptable restructuring of the Equipment Leases, line of credit, and tractor trade-in and repurchase terms, the Company's majority stockholder has been requested and agreed to provide a $15 million line of credit ("Stockholder Line of Credit"). The Stockholder Line of Credit would be secured by, and limited with respect to a percentage of the value of, a second priority position in the Company's accounts receivable, inventories of operating supplies, office furniture and fixtures and the Company's Fontana, California and Atlanta, Georgia terminals.

         On December 19, 2001, the Company entered into a $3 million secured short-term loan with its majority stockholder. The proceeds of this loan were used to meet the annual permitting and licensing requirements for a majority of the Company's fleet. The loan will either be repaid from cash to be released from a cash secured letter of credit (once the Company is able to secure a surety bond) or will be rolled over into the Stockholder Line of Credit.

         Even if the restructuring of the equipment leases and line of credit is successful, the Company's liquidity position and existing credit facilities may not be sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. As a result, there is substantial doubt as to the Company's ability to continue as a going concern. In the event the Company's liquidity position is insufficient to cover its liquidity requirements, the Company may be compelled to file for bankruptcy protection.

Capital Requirements

         The Company plans to reduce its tractor fleet during fiscal 2002. Certain tractors coming to the end of their lease cycle will not be replaced. The Company is currently negotiating to have its other remaining tractor and trailer leases extended for periods of 12 and 24 months, respectively.

         A substantial portion of the Company's tractor fleet is covered by trade-in and repurchase agreements with the manufacturer. The trade-in and repurchase agreements require the Company to purchase additional tractors in connection with the trade-ins or repurchases. These trade-in and repurchase agreements have been structured in alignment with the Company's historic tractor life cycles. During December 2001, the Company commenced discussions with the manufacturer of its tractors regarding extension of the trade-in or repurchase periods as well as the revised trade-in or repurchase values and related provisions to match the proposed restructured leases.

         The Company has guaranteed a substantial portion of the residual values on all of its leased tractors and trailers. These residual guarantees total approximately $126.1 million at September 30, 2001. At September 30, 2001, the Company had residual guarantees due (net of the estimated fair value of related equipment) on matured equipment leases amounting to $3.1 million. Based upon current market prices for used tractors and trailers, management estimates that the difference between the residual guarantees and the projected value of the equipment at the termination of the leases is approximately $25.0 million. Effective August 1, 2001, the Company began accruing this potential liability over the remaining life of the leases in accordance with the EITF 96-21. As of September 30, 2001, the Company has recorded an accrued liability and a valuation allowance for guaranteed lease residuals totaling $6.4 million.

         The Company is currently exploring options for funding new equipment acquisitions for replacement equipment. However, there can be no assurance that the Company will be successful in its negotiations with the manufacturer of its tractors in extending the trade-in and repurchase agreements or securing additional funding to purchase new revenue equipment.

Inflation

         Inflation has had a minimal effect upon the Company's operations over the last three fiscal years. However, most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. The Company expects that inflation will affect its costs no more than it affects those of other truckload carriers.

Seasonality

         The Company experiences some seasonal fluctuations in freight volume, as shipments have historically decreased during the first calendar quarter. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs associated with colder weather.

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

         On December 18, 2001, the Company entered into an agreement with Swift which will allow the Company's tractors to fuel at five of Swift's terminals that have excess fueling capacity. The Company's majority stockholder is also the Chief Executive Officer and a significant stockholder of Swift. The Company will purchase and deliver fuel to these sites (similar to what is done for Company operated terminals) and pay a per gallon fee to Swift for pumping and storage services. The Company will benefit to the extent it is able to fuel at Swift's sites as fuel at bulk fueling locations is generally less expensive than that purchased over the road.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are fluctuations in fuel prices, interest rates on debt financing (i.e., the risk of loss arising from adverse changes in market rates and prices) and market values for used equipment. The Company has not engaged in any fuel hedging transactions. Thus, the Company is exposed to fluctuations in fuel prices but is not exposed to any market risk involving hedging costs.

         The variable rate debt consists of a revolving line of credit, carrying an interest rate tied to the prime rate. The line of credit provides for a minimum interest rate of 7%. This variable interest rate exposes the Company to the risk that interest rates may rise. At September 30, 2001, the Company's interest rate on the line of credit was at the minimum rate of 7%. At September 30, 2001, assuming borrowing equal to the $18.3 million drawn on the line of credit, a one percentage point increase in the prime rate above the minimum interest rate in the agreement would increase the annual interest expense by approximately $0.2 million. The proposed Stockholder Line of Credit will carry interest rate terms similar to the Company's current revolving line of credit. The equipment financing carries fixed interest rates and includes term notes payable and capitalized lease obligations totaling approximately $56.9 million. These fixed interest rates expose the Company to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium the Company pays over market interest rates by one percentage point or approximately $0.6 million annually.

         As discussed in "Recent Developments", the Company has repurchase commitments for a substantial portion of the tractors in its fleet at prices consistent with the guaranteed residual values on its proposed restructured leases. However, the Company is exposed to fluctuations in market values for used trailers, to the extent that they differ materially from the guaranteed residual values on the related equipment at the termination of the lease. Assuming a fleet of approximately 3,000 trailers, a shortfall in the market value for used trailers of $100 below the guaranteed residual value would result in a loss to the Company of $300,000.


Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, and stockholders' equity, and notes related thereto, are included at pages 29 to 51 of this report. The supplementary quarterly financial data for fiscal years 2001 and 2000 follows.

Quarterly Financial Data:

(in thousands, except per share data)
                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  2001              2001               2001              2001
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                             $ 74 508         $ 74,737            $ 64,064         $ 65,509
Operating loss                                       (19,963)          (8,716)             (8,360)          (2,582)
Loss before income
   taxes and cumulative effect
   of accounting change                              (22,985)          (9,521)             (8,827)          (2,993)
Net loss attributable to common                      (26,712)          (9,521)             (8,827)          (2,993)
  stockholders
Diluted net loss per share                             (4.37)           (1.56)              (1.44)           (0.49)

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  2000              2000               2000              2000
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                             $ 61,430          $60,948             $55,159          $53,861
Operating earnings (loss)                            (10,459)             (82)                545               98
Earnings (loss) before income
   taxes and cumulative effect
   of accounting change                              (10,805)            (418)                122             (221)
Provision (benefit) for income taxes                  (3,890)            (151)                 44              (80)
Cumulative effect of
   accounting change                                      --               --                  --           (3,863)
Net earnings (loss)                                   (6,915)            (267)                 78           (4,004)
Diluted net earnings (loss) per share               $  (1.13)         $ (0.04)            $  0.01          $ (0.66)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the 24 months prior to September 30, 2001, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors - Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Registrant's Proxy Statement for the 2001 annual meeting of stockholders following the fiscal year ended September 30, 2001, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated by reference.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.
The Company's audited financial statements are set forth at the following pages of this report:

                                                                          Page
Consolidated Statements of Financial Position............................  29
Consolidated Statements of Operations....................................  31
Consolidated Statements of Stockholders' Equity..........................  32
Consolidated Statements of Cash Flows....................................  33
Notes to Consolidated Financial Statements...............................  34
Report of Independent Public Accountants.................................  52

         2.  Financial Statement Schedules.
Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K
During the fourth quarter ended September 30, 2001, the Company filed a report on Form 8-K in connection with the issuance of its Series I Convertible Preferred Stock and accompanying warrants.

(c)      Exhibits

  Number     Description
  ------     -----------
     3.1  +  Articles of Incorporation.
     3.2  *  Amended and Restated Bylaws.
     4.1  +  Articles of Incorporation.
     4.2  *  Amended and Restated Bylaws.
     4.3  ^  Certificate of Designation
    10.1  +  Outside Director Stock Option Plan.
    10.2  *  Amendment to Outside Director Stock Option Plan
    10.3  +  Incentive Stock Plan.
    10.4  #  Amendment No. 2 to the Simon Transportation Services Inc. Incentive
             Stock Plan
    10.5  *  Revised Amendment No. 3 to the Simon Transportation Services
             Incentive Stock Plan
    10.6  @  Warrant to Purchase Shares of Class A Common Stock dated
             September 19, 2000, between Jerry Moyes and Simon Transportation
             Services Inc.
    10.7  +  401(k) Plan.
    10.8  ^  Subscription  Agreement  for Series I Preferred  Shares between the
             Company and the Moyes  Children's  Limited Partnership dated
             June 30, 2001
    10.9  !! Amended Warrant to Purchase Series I Preferred Shares between the
             Company and the Moyes Children's  Limited  Partnership
             dated June 30, 2001
    10.10 ^  Transportation Accounts Financing and Security Agreement dated
             April 25, 2001, between Associates Transcapital Services and Dick
             Simon Trucking, Inc.
    10.11 ^  Loan Agreement dated June 21, 2001, between National Life Insurance
             Company and Simon Terminal, LLC
    10.12 !! Subscription Agreement for Series II Preferred Shares between the
             Company and Interstate Equipment Leasing, Inc. dated September 30,
             2001
    10.13 !! Warrant to Purchase Series II Preferred Shares between the Company and Interstate Equipment Leasing dated September 30, 2001
    21    ^  List of subsidiaries
    23    ++ Consent of Arthur Andersen LLP, independent public accountants.

-------------------------------------------
   +     Filed as an exhibit to the registrant's Registration Statement on
         Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.
   # Filed as an exhibit to the registrant's Definitive Proxy Statement for the annual meeting held December 19, 1997, Commission File No. 0-27208, and incorporated herein by reference.
   @ Filed as an exhibit to the registrant's Current Report on Form 8-K, Commission File No. 0-27208, dated October 4, 2000, and incorporated herein by reference.
   * Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended September 30, 2000, Commission File No. 0-27208, dated January 12, 2001 and incorporated herein by reference.
   ^ Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, Commission File No. 0-27208, dated August 20, 2001, and incorporated herein by reference.
   !! Filed as an exhibit to the registrants Preliminary Proxy Statement for a special meeting, Commission File No. 0-27208, and incorporated herein by reference.
   ++    Filed herewith

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SIMON TRANSPORTATION SERVICES INC.



Date:        January 14, 2002
             -----------------------
By:          /s/ Robert T. Goates
             -----------------------------
             Robert T. Goates
             Chief Financial Officer

Date:        January 14, 2002
             -----------------------
By:          /s/ William J. Baker, Jr.
             -----------------------------
             William J. Baker, Jr.
             Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Position                                          Date
---------                                  --------                                          ----
/s/ Jerry Moyes                            Chairman of the Board                             January 14, 2002
--------------------------------------
Jerry Moyes

/s/ Jon Isaacson                           Chief Executive Officer (principal operating      January 14, 2002
--------------------------------------     officer); Director
Jon Isaacson

/s/ Kelle A. Simon                         President; Director                               January 14, 2002
--------------------------------------
Kelle A. Simon

/s/ Lou Edwards                            Director                                          January 14, 2002
--------------------------------------
Lou Edwards

/s/ Gordon Holladay                        Director                                          January 14, 2002
--------------------------------------
Gordon Holladay

                       SIMON TRANSPORTATION SERVICES INC.

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                       ASSETS
                                                                                            September 30,
                                                                                  -----------------------------------
                                                                                        2001              2000
                                                                                  -----------------------------------
Current Assets:
  Cash                                                                                $          --    $   3,331,119
  Receivables, net of allowance for doubtful accounts
        of $607,000 and $586,000, respectively                                           36,495,339       29,932,630
  Operating supplies                                                                      1,302,067        1,330,462
  Prepaid expenses and other                                                              2,528,675        2,325,199
  Current deferred income tax asset                                                              --        4,332,445
                                                                                  -----------------------------------
        Total current assets                                                             40,326,081       41,251,855
                                                                                  -----------------------------------
Property and Equipment, at cost:
  Land                                                                                    8,884,752        8,884,752
  Revenue equipment                                                                      73,409,529       37,114,744
  Buildings and improvements                                                             18,650,478       18,525,612
  Office furniture and equipment                                                          9,906,788        9,262,994
                                                                                  -----------------------------------
                                                                                        110,851,547       73,788,102
  Less accumulated depreciation and amortization                                        (27,056,006)     (24,384,568)
                                                                                  -----------------------------------
                                                                                         83,795,541       49,403,534
                                                                                  -----------------------------------
Other Assets                                                                              5,574,182          451,603
                                                                                  -----------------------------------
                                                                                      $ 129,695,804    $  91,106,992
                                                                                  ===================================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                                   $  32,164,357    $   1,841,735
  Current portion of capitalized lease obligations                                       42,373,463        1,595,385
  Accounts payable                                                                       11,329,148        7,721,099
  Accrued liabilities                                                                    12,324,242        5,242,894
  Accrued operating lease payments                                                        6,809,609               --
  Accrued liability for guaranteed lease residuals                                        6,047,868               --
  Accrued claims payable                                                                  9,520,721        8,880,638
                                                                                  -----------------------------------
        Total current liabilities                                                       120,569,408       25,281,751
                                                                                  -----------------------------------
Long-Term Debt, net of current portion                                                           --       16,376,791
                                                                                  -----------------------------------
Capitalized Lease Obligations, net of current portion                                            --               --
                                                                                  -----------------------------------
Deferred Income Tax Liability                                                                    --        4,604,318
                                                                                  -----------------------------------
Commitments and Contingencies (Notes 2, 3 and 8)

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized:
     Series I convertible preferred stock, 162,401 shares issued, with a                  4,000,499               --
        liquidation preference of $6,841,549
     Series II convertible preferred stock, 130,042 shares issued, with a                 1,194,935               --
        liquidation preference of $2,080,670
  Class A common stock, $.01 par value, 20,000,000 shares authorized, 6,291,709              62,917           62,877
     and 6,287,709 shares issued, respectively
  Class B common stock, $.01 par value, 5,000,000 shares authorized, none issued                 --               --

  Additional paid-in capital                                                             51,865,007       48,285,578
  Treasury stock, 176,600 shares at cost                                                 (1,053,147)      (1,053,147)
  Preferred stock warrants                                                                3,559,918               --
  Retained deficit                                                                      (50,503,733)      (2,451,176)
                                                                                  -----------------------------------
        Total stockholders' equity                                                        9,126,396       44,844,132
                                                                                  -----------------------------------
                                                                                      $ 129,695,804    $  91,106,992
                                                                                  ===================================

            The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       SIMON TRANSPORTATION SERVICES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the Years Ended September 30,
                                                       ----------------------------------------------------------
                                                              2001                   2000                1999
                                                       ----------------------------------------------------------

Operating revenue                                            $278,818,242        $231,396,894       $209,143,336
                                                       ----------------------------------------------------------

Operating expenses:
  Salaries, wages, and benefits                               109,804,773          94,240,163         90,875,731
  Fuel and fuel taxes                                          59,686,529          51,189,390         37,261,969
  Operating supplies and expenses                              39,417,911          31,575,822         27,872,046
  Taxes and licenses                                            9,400,414           7,829,742          7,318,915
  Insurance and claims                                         16,724,677          10,352,274          6,591,246
  Communications and utilities                                  5,621,371           4,039,162          4,239,479
  Depreciation and amortization                                10,282,869           4,121,893          4,466,114
  Purchased transportation                                     18,234,158                  --                 --
  Rent                                                         42,909,852          37,947,272         34,362,746
  Loss on lease residual guarantees                             6,356,846                  --                 --
                                                       ----------------------------------------------------------
    Total operating expenses                                  318,439,400         241,295,718        212,988,246
                                                       ----------------------------------------------------------
Operating loss                                                (39,621,158)         (9,898,824)        (3,844,910)
Other income (expense):
  Interest expense                                             (4,420,177)         (1,505,160)        (1,471,426)
  Other income (expense)                                         (284,436)             82,652            117,794
                                                       ----------------------------------------------------------
Loss before income taxes and
  cumulative effect of accounting change                      (44,325,771)        (11,321,332)        (5,198,542)
Benefit for income taxes                                               --           4,075,680          1,965,049
                                                       ----------------------------------------------------------
Loss before cumulative
  effect of accounting change                                 (44,325,771)         (7,245,652)        (3,233,493)
Cumulative effect of accounting change
  for accrued claims payable, net of
  income tax benefit of $2,172,598                                     --          (3,862,397)                --
                                                       ----------------------------------------------------------
Net loss                                                     $(44,325,771)       $(11,108,049)      $ (3,233,493)
Dividends related to convertible preferred stock             $ (3,726,786)       $         --       $         --
                                                       ----------------------------------------------------------
Net loss attributable to common stockholders                 $(48,052,557)       $(11,108,049)      $ (3,233,493)
                                                       ==========================================================

Basic and diluted cumulative effect of
  accounting change per common share                         $         --        $      (0.63)      $         --
                                                       ==========================================================
Basic and diluted net
  loss per common share                                      $      (7.86)       $      (1.82)      $      (0.53)
                                                       ==========================================================
Basic and diluted weighted average
  common shares outstanding                                     6,114,986           6,110,213          6,116,815
                                                       ==========================================================

            The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                       SIMON TRANSPORTATION SERVICES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Series I    Series II
                            Convertible Convertible Class A Class B Additional              Preferred    Retained         Total
                            Preferred   Preferred   Common  Common  Paid-in      Treasury     Stock      Earnings      Stockholders'
                              Stock       Stock     Stock    Stock  Capital       Stock      Warrants    (Deficit)        Equity
                            -------------------------------------------------------------------------------------------------------
Balance, September 30, 1998 $       --  $       --  $53,727 $ 9,138 $48,277,256 $  (531,547) $       --  $ 11,890,366  $ 59,698,940

  Purchase of 95,500 shares
   of Class A Common Stock                                                         (521,600)                               (521,600)
  Net loss                                                                                                 (3,233,493)   (3,233,493)
                            -------------------------------------------------------------------------------------------------------
Balance, September 30, 1999         --         --    53,727   9,138  48,277,256  (1,053,147)         --     8,656,873    55,943,847
  Issuance of 1,275 shares
   of Class A Common Stock
   upon exercise of stock
   options                                               12               8,322                                               8,334
  Sale of 913,751 shares of
   Class B Common Stock by
   major stockholder                                  9,138  (9,138)                                                             --
  Net loss                                                                                                (11,108,049)  (11,108,049)
                            -------------------------------------------------------------------------------------------------------
Balance, September 30, 2000         --         --    62,877      --  48,285,578  (1,053,147)         --    (2,451,176)   44,844,132

  Sale of 162,401 shares of
   Series I Convertible
   Preferred Stock            4,000,499                                                       2,674,183                   6,674,682
  Sale of 130,042 shares of
   Series II Convertible
   Preferred Stock                       1,194,935                                              885,735                   2,080,670
  Series I Convertible
   Preferred Stock
   beneficial conversion
   dividend                                                           2,674,184                            (2,674,184)           --
  Series II Convertible
   Preferred Stock
   beneficial conversion
   dividend                                                             885,735                              (885,735)           --
  Issuance of 4,000 shares
   of Class A Common Stock
   upon exercise of stock
   options                                               40              19,510                                              19,550
  Preferred stock dividends                                                                                  (166,867)     (166,867)
  Net loss                                                                                                (44,325,771)  (44,325,771)
                             -------------------------------------------------------------------------------------------------------
Balance, September 30, 2001  $4,000,499 $1,194,935  $62,917 $    -- $51,865,007 $(1,053,147) $3,559,918  $(50,503,733) $  9,126,396
                             =======================================================================================================

            The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                            SIMON TRANSPORTATION SERVICES INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended September 30,
                                                                       -------------------------------------------------------
                                                                             2001               2000              1999
                                                                       -------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss                                                                 $ (44,325,771)     $ (11,108,049)     $ (3,233,493)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                             10,282,869          4,121,893         4,466,114
    Changes in operating assets and liabilities:
      Receivables, net                                                        (6,562,709)        (7,069,945)       (2,611,754)
      Operating supplies                                                          28,395            137,754          (399,121)
      Income taxes receivable                                                         --          1,656,338           936,767
      Prepaid expenses and other                                                (203,476)           318,794          (462,013)
      Current deferred income tax asset                                        4,332,445         (3,265,659)         (304,323)
      Other assets                                                            (2,640,159)           274,537           140,981
      Accounts payable                                                         3,608,049          1,612,981         1,093,069
      Accrued liabilities                                                      6,914,481          1,823,266           231,224
      Accrued operating lease payments                                         6,809,609                 --                --
      Accrued liability for guaranteed lease residuals                         6,047,868                 --                --
      Accrued claims payable                                                     640,083          6,910,302            66,211
      Deferred income tax liability                                           (4,604,318)        (3,060,745)       (1,491,780)
                                                                       -------------------------------------------------------
        Net cash used in operating activities                                (19,672,634)        (7,648,533)       (1,568,118)
                                                                       -------------------------------------------------------
Cash Flows From Investing Activities:
  Purchase of property and equipment                                          (9,971,555)       (16,318,070)      (10,385,759)
  Proceeds from the sale of property and equipment                             8,866,525         20,440,223        12,890,002
  Payments for acquired assets of Westway and Ort                             (2,482,420)                --                --
                                                                       -------------------------------------------------------

        Net cash (used in) provided by investing activities                   (3,587,450)         4,122,153         2,504,243
                                                                       -------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                                    30,091,009                 --                --
  Principal payments on long-term debt                                       (18,459,337)        (6,959,631)       (7,551,634)
  Net borrowings under line-of-credit agreement                                2,314,159          6,000,000        10,000,000
  Principal payments under capitalized lease obligations                      (2,791,768)          (849,472)       (2,030,988)
  Net proceeds from issuance of common stock                                      19,550              8,334                --
  Purchase of treasury stock                                                          --                 --          (521,600)
  Net proceeds from issuance of Series I and Series II
        preferred stock and warrants                                           8,755,352                 --                --
                                                                       -------------------------------------------------------
        Net cash provided by (used in) financing activities                   19,928,965         (1,800,769)         (104,222)
                                                                       -------------------------------------------------------
Net Increase (Decrease) In Cash                                               (3,331,119)        (5,327,149)          831,903
Cash at Beginning of Year                                                      3,331,119          8,658,268         7,826,365
                                                                       -------------------------------------------------------
Cash at End of Year                                                        $          --      $   3,331,119      $  8,658,268
                                                                       =======================================================
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for interest                                 $   4,379,611      $   1,422,508      $  1,471,426
    Cash paid during the year for income taxes                                    48,578             55,505            32,486
Supplemental Schedule of Noncash Investing and
    Financing Activities:
    Equipment acquired through capitalized lease obligations                  43,569,846                 --                --

    Preferred stock dividends accrued but not paid                               166,867                 --                --

            The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                         SIMON TRANSPORTATION SERVICES INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      DESCRIPTION OF THE COMPANY

         Simon Transportation Services Inc. was incorporated in Nevada on August 15, 1995 to acquire all of the outstanding capital stock of Dick Simon Trucking, Inc., a Utah corporation. During 2001, Simon Terminal LLC, an Arizona limited liability company, was formed as a wholly owned subsidiary of Simon Transportation Services Inc. for the purpose of holding the real estate assets related to the Salt Lake City headquarters and terminal and in connection with a debt financing on the Salt Lake City headquarters and terminal. The accompanying consolidated financial statements present the consolidated financial position and results of operations of Simon Transportation Services Inc. and its wholly owned subsidiaries, Dick Simon Trucking, Inc. and Simon Terminal LLC (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

         The Company is a truckload carrier that specializes in premium service, primarily through temperature-controlled transportation predominantly for major shippers in the U.S. food industry.


(2)      OPERATING RESULTS

         The Company has incurred net losses of $44.3 million, $11.1 million and $3.2 million and its operating activities have used $19.7 million, $7.6 million and $1.6 million of cash during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. As of September 30, 2001, the Company had a working capital deficit of $80.2 million (after classification of $69.0 million of long-term debt and capital lease obligations as current liabilities) and was in default under its lease and debt agreements. The Company has faced and continues to face several operating challenges, including, among others, a reduced shipping demand given unfavorable domestic economic conditions, unseated tractors, decreased market values for used tractors and trailers, increased claims, challenges in assimilating two acquisitions, high fuel costs and increased driver payroll costs. These factors have significantly and negatively impacted the Company's results of operations and liquidity.

         During August 2001, the Company's continued losses from operations and negative cash flows forced it to defer making payments on most of its equipment leases with total obligations outstanding of approximately $183.1 million and related monthly payments of approximately $3.7 million (the "Equipment Leases"). The lack of payment on the Equipment Leases constitutes an event of default under the related lease agreements. In addition, the default on the Equipment Leases resulted in defaults on effectively all of the Company's outstanding secured debt, which consisted principally of its line of credit facility, the mortgage on its Salt Lake City headquarters and terminal, and all other lease obligations.

         The Company's $30 million line of credit is secured by accounts receivable, inventories of operating supplies, and office furniture and fixtures and the personal guarantee of the Company's majority stockholder. As a result of recurring losses, the Company's net worth has fallen below $25 million, which will decrease the advance rate on the line of credit, unless renegotiated.

         The Company has guaranteed a substantial portion of the residual values on all of its leased tractors and trailers. These residual guarantees total approximately $126.1 million at September 30, 2001. Based upon current market prices for used tractors and trailers, management estimates that the difference between the residual guarantees and the projected market value of the equipment at the termination of the leases is approximately $25.0 million. Effective August 1, 2001, the Company began accruing this potential liability over the remaining life of the leases in accordance with EITF 96-21. As of September 30, 2001, the Company has recorded an accrued liability and a valuation allowance for guaranteed lease residuals totaling $6.4 million. Prior to August 1, 2001, it was not probable that any residual guarantee payments would be required. At September 30, 2001, the Company had residual guarantees due (net of the estimated fair value of related equipment) on matured equipment leases amounting to $3.1 million. The Company does not have the cash to pay these residual guarantees and currently is seeking an extension as discussed below.

         During December 2001, the Company met with representatives from most of its equipment lessors. In connection with these meetings, the Company requested a restructuring of the Equipment Leases and most of the lessors expressed their willingness to negotiate a restructure. The proposed restructuring of the Equipment Leases included a period of rent moratorium, an extension of the leases, waiver of outstanding late fees and penalties and revised guaranteed residual values. The Company and its equipment lessors continue to evaluate restructuring of the Equipment Leases in light of the negotiations with the Company's tractor manufacturer discussed below.

         Dime Commercial Credit ("Dime"), one of the Company's equipment lessors with total lease obligations outstanding of approximately $6.4 million has expressed an unwillingness to renegotiate the terms of its leases. On December 27, 2001, the Company was served with a lawsuit by Dime. The lawsuit asserts that the Company is in default under the lease agreements held by Dime and seeks judgments against the Company. The requested judgments include the return to Dime of all equipment under the lease agreements, payment of delinquent monthly payments, payment of the stipulated loss value as defined and payment of other fees and costs. The Company is currently preparing its response to the lawsuit. Management estimates the potential range of exposure related to this obligation is $1.5 to $3.0 million.

         The Company is in the process of working through the negotiation and approval process related to the above restructuring with the remainder of the equipment lessors and the Company's tractor manufacturer. Management expects that, if accomplished, this restructuring will be completed during the first calendar quarter of 2002. If the Company is successful in restructuring the Equipment Leases, it is probable that the restructured leases will be accounted for as capitalized lease obligations in the Company's financial statements (as opposed to the historic accounting treatment as operating leases for most of the Equipment Leases).

         The Company has also met with its line of credit lender regarding a decrease in the advance rate, which is based upon the Company's net worth. The line of credit lender has stated a willingness to consider a waiver of the tangible net worth requirement and maintain the current advance rate for a period of approximately nine months, at which time the Company's progress will be reassessed. Final approval of this waiver of the tangible net worth requirement is expected during the first calendar quarter of 2002.

         A substantial portion of the Company's tractor fleet is covered by trade-in and repurchase agreements with the manufacturer. The trade-in and repurchase agreements require the Company to purchase additional tractors in connection with the trade-ins or repurchases. These trade-in and repurchase agreements have been structured in alignment with the Company's historic tractor life cycles. During December 2001, the Company commenced discussions with the manufacturer of its tractors regarding extension of the trade-in or repurchase periods, as well as the revised trade-in or repurchase values and related provisions.

         Subject to acceptable restructuring of the Equipment Leases, line of credit, and tractor trade-in and repurchase terms, the Company's majority stockholder has been requested and agreed to provide a $15 million line of credit ("Stockholder Line of Credit"). The Stockholder Line of Credit would be secured by, and limited with respect to a percentage of the value of, a second priority position in the Company's accounts receivable, inventories of operating supplies, office furniture and fixtures and the Company's Fontana, California and Atlanta, Georgia terminals.

         On December 19, 2001, the Company entered into a $3 million secured short-term loan with its majority stockholder. The proceeds of this loan were used to meet the annual permitting and licensing requirements for a majority of the Company's fleet. The loan will either be repaid from cash to be released from a cash secured letter of credit (once the Company is able to secure a surety bond) or will be rolled over into the Stockholder Line of Credit.

         Even if the restructuring of the equipment leases and line of credit is successful, the Company's liquidity position and existing credit facilities may not be sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. As a result, there is substantial doubt as to the Company's ability to continue as a going concern. In the event the Company's liquidity position is insufficient to cover its liquidity requirements, the Company may be compelled to file for bankruptcy protection.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset-carrying amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition and Significant Customers

         Freight charges and related direct freight expenses are recognized as revenue and operating expense when freight is delivered at a destination point. No customer accounted for more than 10 percent of operating revenue in the fiscal years ended September 30, 2001 and 2000. One customer accounted for approximately 11 percent of operating revenue in fiscal year 1999.

Concentration of Credit Risk

         Concentration of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different geographic locations. However, the majority of the Company's customers operate in the food industry. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. As of September 30, 2001, the Company's five largest customers had accounts receivable balances outstanding of $3.5 million.

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

         Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives. Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded as an adjustment to depreciation and amortization. Net (losses) gains from the disposition of equipment in the amounts of $(3,046,046), $1,858,535, and $2,131,460 for fiscal years 2001, 2000 and 1999, respectively, have been included in depreciation and amortization in the accompanying statements of operations and cash flows. The estimated useful lives of property and equipment are as follows:

Revenue equipment                                                    3 - 7 years
Buildings and improvements                                              30 years
Office furniture and equipment                                      5 - 10 years

         Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service.

Intangible Assets

         Intangible assets consist of the value assigned to driver recruitment assistance and customer lists in connection with the acquisition of certain assets of Westway and Ort (see Note 4) which amounted to approximately $2.5 million. The intangible assets are being amortized on a straight-line basis over periods ranging from two to five years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated lives of the intangible assets may warrant revision or that the remaining balance may not be recoverable. As of September 30, 2001, management determined that the intangibles associated with driver recruitment recorded in connection with these acquisitions had been impaired. The impairment resulted from higher than expected driver turnover. Accordingly, the Company recorded an additional charge of approximately $387,000 to reduce the carrying value of the recruitment assistance intangible. As of September 30, 2001, the remaining unamortized balance was $1.8 million.

Accrued Liability for Guaranteed Lease Residuals

         During fiscal year 2001, the Company determined that the carrying value of its revenue equipment had been impaired. Additionally, the guaranteed lease residual values for off-balance sheet leases were in excess of the value expected to be realized from the disposition of the revenue equipment at the termination of the leases. Management estimates, based upon the current market for used tractors and trailers, the potential loss to the Company as of September 30, 2001 is approximately $25 million. Approximately $6.4 million of this loss has been recorded in the accompanying 2001 consolidated statement of operations in accordance with EITF 96-21. Approximately $0.4 million of this loss was recorded as an offset to the net book value of the capitalized revenue equipment and $6.0 million has been recorded as an accrued liability related to residual guarantees on revenue equipment financed under off-balance sheet leases. The balance of the estimated loss will be accrued over the remainder of the related lease lives, which is estimated to be over a maximum period of 56 months. Assuming the used equipment markets maintain their current levels, management expects it will accrue additional liability for guaranteed lease residuals of $12.5 million in fiscal 2002.

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

Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are fluctuations in fuel prices, interest rates on debt financing (i.e., the risk of loss arising from adverse changes in market rates and prices)and market values for used equipment. The Company has not engaged in any fuel hedging transactions. Thus, the Company is exposed to fluctuations in fuel prices but is not exposed to any market risk involving hedging costs.

         The variable rate debt consists of a revolving line of credit, carrying an interest rate tied to the prime rate. The line of credit provides for a minimum interest rate of 7%. This variable interest rate exposes the Company to the risk that interest rates may rise. At September 30, 2001, the Company's interest rate on the line of credit was at the minimum rate of 7%. At September 30, 2001, assuming borrowing equal to the $18.3 million drawn on the line of credit, a one percentage point increase in the prime rate above the minimum interest rate in the agreement would increase the annual interest expense by approximately $0.2 million. The proposed Stockholder Line of Credit will carry interest rate terms similar to the Company's current revolving line of credit. The equipment financing carries fixed interest rates and includes term notes payable and capitalized lease obligations totaling approximately $56.2 million. These fixed interest rates expose the Company to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium the Company pays over market interest rates by one percentage point or approximately $0.6 million annually.

As discussed in Note 2, the Company has repurchase commitments for a substantial portion of the tractors in its fleet at prices consistent with the guaranteed residual values on its proposed restructured leases. However, the Company is exposed to fluctuations in market values for used trailers, to the extent that they differ materially from the guaranteed residual values on the related equipment at the termination of the lease. Assuming a fleet of approximately 3,000 trailers, a shortfall in the market value for used trailers of $100 below the guaranteed residual value would result in a loss to the Company of $300,000.

Insurance Coverage and Accrued Claims Payable

         For fiscal 2001, the Company was self-insured for auto liability, tractor and trailer physical damage, and cargo damage claims subject to a "basket deductible" of $250,000 per occurrence. The Company was self-insured for workers' compensation claims up to $350,000 per single occurrence. Liability in excess of these amounts has been insured by the Company through an insurance underwriter up to applicable policy limits of $1,000,000 per occurrence. Subsequent to September 30, 2001, in connection with its annual renewal of insurance and in response to insurance market conditions, the Company increased its self-insurance retention for auto liability, tractor and trailer physical damage to $1,000,000 per occurrence. Additionally, the self-insurance retention for worker's compensation claims was raised to $500,000 per single occurrence. The Company also entered into policy coverage for cargo damage and loss claims with a self-insurance retention of $25,000 up to a policy limit of $1,000,000 per occurrence. The Company also carries excess general liability coverage in amounts it considers to be sufficient to mitigate the risk of significant claims. The Company maintains loss prevention programs in an effort to minimize the risk of its self insurance retention limits.

         The Company estimates and accrues a liability for its share of ultimate settlements using all available information, including the services of a third-party risk administrator, to assist in establishing reserve levels for each occurrence based on the facts and circumstances of the occurrence coupled with the Company's past history of such claims. The Company provides for adverse loss developments in the period when new information is obtained.

         Prior to October 1, 1999, the Company provided a reserve for workers' compensation and automobile related liabilities for each reported claim on a case by case basis plus an allowance for the cost of incurred but not reported claims. Effective October 1, 1999, the Company changed its method of accounting for workers' compensation and accident claims. The Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under accounting principles generally accepted in the United States (GAAP), although the fully-developed method is preferred. The cumulative effect of the accounting change was $3,862,397, net of an income tax benefit of $2,172,598, or $(0.63) per diluted common share for fiscal 2000.

         The Company had outstanding letters of credit related to insurance coverage totaling $3,335,000 at September 30, 2001. Subsequent to September 30, 2001, two of the Company's former insurance carriers drew against letters of credit in the total amount of $2,825,000. The amounts drawn against the letters of credit are held in deposit by the insurance carriers and will be released to the Company as outstanding claims are paid down. The Company's current general liability insurer requires $6,000,000 of collateral to cover any contingency related to the Company's ability to cover its self-insurance retention. To date, the Company has provided a cash secured $3,000,000 letter of credit. The Company has also signed a commitment letter for a $6,000,000 surety bond that will be secured by the Company's Atlanta, Georgia and Fontana, California terminals and a $1,000,000 cash deposit. This bond is expected to be put in place during the

Company's second quarter of fiscal 2002. If the Company is unsuccessful in obtaining the surety bond, it might be required to obtain a cash secured letter of credit for the full $6,000,000.

Accrued Operating Lease Payments

         During August 2001, the Company's continued losses from operations and negative cash flows forced it to defer making payments on most of its equipment leases with total obligations outstanding of approximately $183.1 million and related monthly payments of approximately $3.7 million. As of September 30, 2001, the Company had accrued operating lease payments (including estimated late fees and penalties) of $6.8 million. If the Company is successful in restructuring its lease obligations (as discussed in Note 2), the accrued operating lease obligation will be amortized against rent expense over the remaining term of the restructured leases.


Income Taxes

         The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Loss Per Common Share

         Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the fiscal year. Diluted net loss per common share ("Diluted EPS") is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options, warrants and shares issuable upon the conversion of the Series I and Series II convertible preferred stock.

         Options to purchase 920,595, 1,342,555, and 1,008,350 shares of common stock at weighted average exercise prices of $9.52, $12.51, and $14.34 were outstanding as of September 30, 2001, 2000, and 1999, respectively, and were not included in the computation of Diluted EPS. Additionally, 2,924,430 shares of common stock issuable upon the conversion of the Series I and II convertible preferred stock, 2,924,430 shares of common stock issuable upon the exercise of warrants to purchase preferred stock and 300,000 shares of common stock issuable upon the exercise of warrants to purchase common stock were not included in the computation of Diluted EPS. The inclusion of the options, the shares issuable upon the conversion of the preferred stock and the shares issuable upon the exercise of the warrants would have been antidilutive, thereby decreasing net loss per common share.

Segment Reporting

         Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and assess performance. Management believes that the Company has only one operating segment as defined by SFAS No. 131.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2003. Upon adoption, the

Company will also perform the first of the required impairment tests of goodwill and indefinite-lived intangibles as of October 1, 2002. The Company has not yet determined what impact the adoption of these statements will have on its results of operations and financial position.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the asset is placed in service. When the liability is initially recorded, entities capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, entities either settle the obligation for the recorded amount or incur a gain or loss upon settlement. This statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not believe that the adoption of this statement will have a material impact on its results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this statement will have a material impact on its results of operations or financial position.


(4)      ASSET ACQUISITIONS

On January 22, 2001, the Company acquired a portion of the trucking assets of Westway Express, Inc. ("Westway"), consisting of primarily mobile communication equipment and miscellaneous assets. The Company entered into a lease for a terminal owned by Westway, refinanced Westway leases for tractors and trailers, and assumed leases for terminals. The Company also paid Westway for assisting the Company in hiring drivers and certain of its customer relationships. The Company refinanced with existing lessors approximately 234 tractors and 264 temperature controlled trailers and assumed leases for certain terminal facilities. The transaction also included a five-year non-compete agreement. The cash consideration paid of $2.1 million has been allocated to the assets acquired as follows:

Description                                                      Amount
-----------                                                  -------------
Licensing and miscellaneous deposits                          $    98,000
Qualcomm units                                                    360,000
Miscellaneous assets                                               56,000
Driver recruitment and customer intangibles                     2,060,000
                                                             --------------
Total assets acquired                                           2,574,000
Less:  Liability assumed for equipment repair                    (479,000)
Less:  Amounts paid                                            (1,845,000)
                                                             --------------
Amount due Westway                                            $   250,000
                                                             ==============

        On March 1, 2001, the Company completed the acquisition of a portion of the assets of refrigerated carrier Gerald E. Ort Trucking, Inc. ("Ort"). The Company entered into a short-term lease for a terminal owned by Ort and refinanced Ort leases for tractors and trailers. The Company paid Ort for assisting the Company in hiring drivers and certain of its customer relationships. The Company refinanced 18 tractors and 60 trailers. The transaction also included a five-year non-compete agreement. The cash consideration paid of approximately $0.6 million has been allocated to the assets acquired as follows:

Description                                                      Amount
-----------                                                  -------------
Noncompete agreement                                            $ 100,000
Qualcomm units                                                     71,000
Miscellaneous assets                                               66,000
Driver recruitment and customer intangibles                       400,000
                                                             --------------
Total assets acquired                                           $ 637,000
                                                             ==============


         The following unaudited supplemental pro forma acquisition information for fiscal years ended 2001 and 2000 presents the results of operations as if the Westway acquisition had occurred at the beginning of fiscal 2000. Results of operations for the Ort acquisition are not material to the pro forma results and are not included.

         Unaudited  Pro  Forma   Results  of  Operations   (in
             thousands, except per share data)
                                                                          2001              2000
                                                                ----------------- -----------------
             Operating revenue                                         $ 289,307         $ 265,888
             Loss before cumulative effect of accounting change          (44,929)           (9,228)
             Net loss attributable to common shareholders                (48,655)          (13,090)
             Basic and diluted net loss per common share                   (7.96)            (2.14)


(5)      INCOME TAXES
         ------------

         The provision (benefit) for income taxes includes the following components for the years ended September 30, 2001, 2000, and 1999:

                                                                     2001               2000               1999
                                                              ------------------ ------------------- ------------------
         Current income tax provision (benefit):
                  Federal                                         $          --      $          --      $  (333,900)
                  State                                                  37,000             47,000          164,957
                                                              ------------------ ------------------- ------------------
                                                                         37,000             47,000         (168,943)
                                                              ------------------ ------------------- ------------------
         Deferred income tax provision (benefit):
                  Federal                                           (14,008,426)        (5,722,329)        (1,331,839)
                  State                                              (1,324,538)          (572,949)          (464,267)
                  Valuation allowance                                15,295,964                 --                 --
                                                              ------------------ ------------------- ------------------
                                                                        (37,000)        (6,295,278)        (1,796,106)
                                                              ------------------ ------------------- ------------------
         Benefit for income taxes
            (including $2,172,598 of benefit in fiscal
            2000 netted against the cumulative
            effect of accounting change)                          $          --      $  (6,248,278)     $  (1,965,049)
                                                              ================== =================== ==================

         The following is a reconciliation between the statutory Federal income tax rate of 34 percent and the effective rate which is derived by dividing the benefit for income taxes by loss before income taxes for the years ended September 30, 2001, 2000, and 1999:

                                                                     2001               2000               1999
                                                              ------------------ ------------------- ------------------
         Computed "expected" provision (benefit)
              for income taxes at the statutory rate               $(14,505,845)       $(5,901,152)       $(1,767,504)
         Increase (decrease) in income taxes
              resulting from:
                  State income taxes, net of federal income
                      tax benefit                                      (853,284)          (347,126)          (197,545)
                  Valuation allowance                                15,295,964                 --                 --
                  Other, net                                             63,165                 --                 --
                                                              ------------------ ------------------- ------------------

         Benefit for income taxes                                  $         --        $(6,248,278)       $(1,965,049)
                                                              ================== =================== ==================

                  The significant components of the net deferred income tax assets and liabilities as of September 30, 2001 and 2000 are as follows:

                                                                          2001                2000
                                                                    ------------------  -----------------
         Deferred income tax assets:
              Accrued claims payable                                      $ 3,133,335        $ 2,881,635
              Other reserves and accruals                                   2,139,722          1,450,810
              AMT credit carryforward                                       1,001,786          1,001,786
              Federal net operating loss carryforward                      12,156,647          1,660,412
              State net operating loss carryforward                         1,263,826            300,207
                                                                    ------------------  -----------------
         Total deferred income tax assets                                  19,695,316          7,294,850
                                                                    ------------------  -----------------
         Valuation allowance                                              (15,295,964)                --
                                                                    ------------------  -----------------
         Net deferred income tax assets                                     4,399,352          7,294,850
                                                                    ------------------  -----------------
         Deferred income tax liability:
              Difference between book and tax basis
                  of property and equipment                                (4,399,352)        (7,566,723)
                                                                    ------------------  -----------------
         Net deferred income tax liability                                $        --        $  (271,873)
                                                                    ==================  =================

            The amount of and ultimate realization of the deferred income tax assets is dependant, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a full valuation allowance against its deferred income tax assets. Management believes that as of September 30, 2001, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these deferred income tax assets.

         In connection with the acquisition of a controlling interest in the Company by the Company's Chairman and majority stockholder, management believes that a greater than 50% ownership change has occurred. Accordingly, the utilization of net operating loss carryforwards and credits is potentially limited pursuant to Internal Revenue Code Section 382, which imposes an annual limitation on the utilization of loss carryforwards and credits following an ownership change. The utilization of the loss carryforwards may be limited to an annual amount not to exceed the value of the Company on the ownership change date multiplied by the Federal long-term tax exempt rate (the rate is fixed monthly and was 5 percent as of September 30, 2001.) If the annual limited amount is unutilized in any particular year, it remains available on a cumulative basis through the expiration date of the applicable loss carryforwards. Management is in the process of calculating the limitations.

(6)      LONG-TERM DEBT
         --------------

Long-term debt consists of the following as of September 30, 2001 and 2000:

                                                                                     2001               2000
                                                                              --------------------------------------
Note payable to an insurance company, interest at 8.25 percent, due in              $ 12,973,663       $         --
       monthly installments of $102,500 with a balloon payment of $12,029,451 in July 2006, secured by real estate and a guarantee from the
       Company's majority stockholder
Line of credit payable to a financial institution, interest at prime plus .25         18,314,159                 --
       percent with a minimum of 7.00 percent (the rate at September 30,
       2001), interest payable monthly, principal due in April 2004, secured by accounts receivable, inventories, office furniture and fixtures, and a guarantee from the Company's majority stockholder
Note payable to a bank, interest at 9.00 percent, payable in monthly                     499,745                 --
       installments of $17,200 through May 2004, secured by revenue equipment
Note payable to a municipality for a special improvement district                        376,790            419,138
Line of credit payable to a bank, repaid in fiscal 2001                                       --         16,000,000
Notes payable to a bank, paid in full in fiscal 2001                                          --          1,799,388
                                                                              --------------------------------------
                                                                                      32,164,357         18,218,526
         Less current portion                                                        (32,164,357)        (1,841,735)
                                                                              --------------------------------------
                                                                                    $         --       $ 16,376,791
                                                                              ======================================

         Scheduled principal payments of long-term debt as of September 30, 2001 are as follows:

             Years Ending September 30,                           Amount
------------------------------------------------------      -------------------
                        2002                                         $ 378,180
                        2003                                           409,019
                        2004                                        18,708,957
                        2005                                           265,684
                        2006                                        12,276,764
                     Thereafter                                        125,753
                                                            -------------------
                                                                   $32,164,357
                                                            ===================

         In April 2001, the Company refinanced its line of credit and term loan. The Company's new $13 million term loan is secured by the Company's Salt Lake City headquarters and terminal and its $30 million line of credit is secured by accounts receivable, inventories of operating supplies, and office furniture and fixtures. The term loan matures July 10, 2006 and the line of credit matures April 25, 2004. In addition, the borrowings under both agreements are guaranteed by the Company's majority stockholder. Borrowings under the term loan agreement bear interest at a fixed rate of 8.25%. Borrowings under the line of credit bear interest based on the prime rate in effect from time-to-time plus .25% (with a minimum of 7.00%). Amounts available under the line of credit are based on the level of the Company's net worth.

         At September 30, 2001, the Company was in technical default on its debt obligations as a result of the Equipment Leases discussed in Note 2. The banks and financial institutions have not waived the defaults under their respective agreements, nor have they accelerated repayment of the debt obligations. As a result of these defaults, all of the Company's debt has been classified as current in the accompanying September 30, 2001 balance sheet.

(7)      CAPITALIZED LEASE OBLIGATIONS

         Certain revenue equipment is leased under capitalized lease obligations. The following is a summary of assets held under capital lease agreements as of September 30, 2001 and 2000:

                                                      2001              2000
                                             -----------------------------------

Revenue equipment                                 $45,886,418        $5,987,377
Less accumulated amortization                      (3,465,848)       (2,910,314)
                                             -----------------------------------
                                                  $42,420,570        $3,077,063
                                             ===================================


         The following is a schedule of future minimum lease payments under capitalized leases together with the present value of the minimum lease payments at September 30, 2001:

            Years Ending September 30,                       Amount
---------------------------------------------------    --------------------
                       2002                                    $ 8,250,552
                       2003                                      7,566,922
                       2004                                      9,321,624
                       2005                                      5,937,636
                       2006                                     22,034,144
                                                       --------------------
Total minimum lease payments                                    53,110,878
Less amount representing interest                              (10,737,415)
                                                       --------------------
Present value of minimum lease payments                        $42,373,463
                                                       ====================

         In connection with the proposed restructuring of the Company's lease obligations (see Note 2), the Company will reevaluate each lease to determine whether the restructured lease should be treated as a capital or operating lease in accordance with SFAS No. 13 "Accounting for Leases". Based upon the nature of the modifications, it is probable that the restructured leases will be classified as capital leases for all periods subsequent to the date of the restructuring. The capitalization of these leases will result in a significant change in the Company's financial position. Over the lives of the leases, the capitalization of the leases should not have a significant impact on the results of operations. However, the classification of expenses related to the leased equipment will change significantly as amounts previously classified as rent expense will be allocated between depreciation and amortization and interest expense.

         At September 30, 2001, the Company was in default on its capitalized lease obligations as a result of the matters discussed in Note 2. The banks and financial institutions have not waived the defaults under their respective agreements and several have accelerated repayment of the debt obligations, although most entities demanding repayment continue to participate in the Company's proposed restructuring of its debt and lease obligations. As a result of these defaults, all of the Company's capitalized lease obligations have been classified as current in the accompanying September 30, 2001 balance sheet.


(8)      COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company is committed under noncancellable operating leases (see
Note 2) involving certain revenue equipment. Rent expense for noncancelable operating leases was $39,465,772, $35,261,458, and $31,767,339 for fiscal years 2001, 2000 and 1999, respectively. Aggregate future lease commitments are $31,408,254, $15,554,421, $3,318,865 and $1,303,735 for the years ending
September 30, 2002, 2003, 2004 and 2005, respectively.

Legal Proceedings

         The Company and one of its officers and directors, and certain of its former officers and directors have been named as defendants in a securities class action filed in the United States District Court for the District of Utah, Caprin v. Simon Transportation Services, Inc., et al., No. 2:98CV 863K (filed December 3, 1998). Plaintiffs in this action allege that defendants made material misrepresentations and omissions during the period February 13, 1997 through April 2, 1998 in violation of Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 27, 2000, the District Court dismissed the case with prejudice. Plaintiffs have appealed the dismissal of this action to the United States Court of Appeal for the Tenth Circuit, which will hear oral arguments on the matter on January 15, 2002. The Company intends to vigorously defend this action.

         On March 13, 2001, a Company-owned tractor-trailer collided with a pickup truck in an intersection in Dumas, Texas. A lawsuit has been filed on behalf of an injured passenger in the pickup truck and her family in the United States District Court for the Northern District of Texas, seeking actual and punitive damages from the Company and its former employee/driver. The Company is cooperating with its outside counsel and insurance carriers in an effort to resolve this matter. Discovery is ongoing in the case. Unless this matter is resolved through mediation, the parties are expected to proceed to trial in February 2002. Although the alleged damages in this matter are very substantial and a risk of punitive damage exposure does exist, the Company and its counsel believe the facts surrounding the accident do not warrant punitive damages and that the Company will be able to resolve this matter within the limits of its insurance policies. Accordingly, the Company does not expect this litigation to have a material impact on the Company's results of operations or financial position.

         On August 17, 2001, the State of California filed suit against the Company in relation to damage to the state capitol of California arising from an accident involving a Company driver and truck. The lawsuit requests both compensatory and punitive damages. Two of the Company's insurers have already paid their policy limits of $5.75 million in partial satisfaction of the State's property damage. The State's complaint represents an attempt to collect the balance of property damage, estimated to be between $6 and $10 million. The Company is cooperating with its insurance carrier in defense of action, which is at a very preliminary stage. Management believes that it is unlikely that the Company will be held liable for punitive damages in this action and further believes that the Company will resolve the matter within the limits of insurance policies. Accordingly, the Company does not expect this litigation to have a material impact on the Company's results of operations or financial position.

         On December 27, 2001, Dime Commercial Credit ("Dime"), one of the Company's lessors, served the Company with a lawsuit. The lawsuit asserts that the Company is in default under the lease agreements held by Dime and seeks judgments against the Company. The requested judgments include the return to Dime of all equipment under the lease agreements, payment of delinquent monthly payments, payment of the stipulated loss value as defined and payment of other fees and costs. The Company is currently preparing its response to the lawsuit. Management estimates the potential range of loss exposure related to this obligation is $1.5 to $3.0 million.

         The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. Management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or existing accruals or have a materially adverse effect upon the Company's results of operations or financial position. However, it is possible that a material change in the Company's estimate of probable liability could occur.

Consulting and Noncompetition Agreement

         Effective September 19, 2000, the Company entered into a consulting and noncompetition agreement with its former Chairman of the Board, Chief Executive Officer and President. For a period of three years, the Company is obligated to pay a consulting fee of $259,000 per year, provide executive level medical and dental coverage, reimburse ordinary and necessary business expenses and provide continuing directors' and officers' liability insurance for the consultant. The consultant agrees to not compete with the Company for the term of the agreement.

Employment and Noncompetition Agreements

         On September 19, 2000, the Company entered into at-will employment and noncompetition agreements with five of its then executive officers. During fiscal 2001, the Company terminated the employment of three of these executive officers - two with cause and one without cause. Subsequent to year end, another executive was terminated with cause. The Company is obligated to pay a salary to the remaining individual of not less than $156,000 per year. The remaining individual is eligible to receive an annual performance bonus based on the operating ratio of the Company. The bonus is equal to $10,000 for each percentage point or portion thereof that the operating ratio is less than 97%. In addition, during the period of an executive's employment, the Company provides executive level medical and dental coverage, disability insurance, directors' and officers' liability insurance and reimburses ordinary and necessary business expenses. If an executive's employment is terminated by the executive for "Good Reason" or by the Company without "Cause", the Company is obligated to continue payment of compensation for a period of three years. If an executive's employment is terminated by the executive without "Good Reason" or by the Company with "Cause", the Company is obligated to continue payment of compensation for a period of one year. Each executive agreed to not compete with the Company for any term covered by compensation. During fiscal 2001, the Company recorded charges related to these agreements in the amount of $780,000, discounted to a present value using a rate of 7%. The Company will record a charge in fiscal year 2002 in the amount of $156,000 discounted using the same 7% rate.

(9)      CAPITAL TRANSACTIONS AND STOCK PLANS

Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock from time to time in one or more series without stockholder approval. As of September 30, 2001, there are 292,443 shares of preferred stock outstanding. The Board of Directors is authorized, without any further action by the stockholders of the Company, to (a) divide the preferred stock into series, (b) designate each such series, (c) fix and determine dividend rights, (d) determine the price, terms and conditions on which shares of preferred stock may be redeemed,
(e) determine the amount payable to holders of preferred stock in the event of voluntary or involuntary liquidation, (f) determine any sinking fund provisions, and (g) establish any conversion privileges.

Series I Convertible Preferred Stock

         Effective June 30, 2001, the Company agreed to issue 162,401 shares of Series I preferred stock with detachable warrants to purchase an additional 162,401 shares of Series I preferred stock to a major stockholder in exchange for cancellation of $6.7 million in advances, or $41.10 per preferred share issued. The warrants are exercisable at a price of $4.11 per share or any lower price at which the Company issues its preferred or common stock or any options, rights, warrants, or other securities convertible into common or preferred stock during the term of the warrant. Dividends accrue at 10% per annum, based on the $41.10 per share value, and the Series I preferred shares have a liquidation preference over all other classes or series of capital stock based upon the $41.10 per share value, plus accrued dividends. The proceeds have been allocated between the Series I preferred stock and the warrants based on their estimated relative fair values. For purposes of the allocation, the estimated fair value of Series I preferred shares was determined to be the $41.10 per share price and the fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.29%; dividend yield of 0%; volatility factor of 48.5% and an expected term of ten years. Each share of Series I preferred stock is convertible into ten shares of Class A Common Stock at the earlier of September 30, 2001, a change-in-control of the Company, or a sale of all or substantially all of the assets of the Company.

         During the quarter ended September 30, 2001, the Company recorded a non-cash dividend related to the issuance of Series I preferred stock in the amount of approximately $2.7 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated for financial reporting purposes based on the difference between the portion of the total proceeds allocated to the Series I preferred shares of $2.46 per share and $4.11 per share, the closing market price as of June 29, 2001 of the common shares into which the Series I preferred shares are convertible.

Series II Convertible Preferred Stock

         As of September 30, 2001, an entity owned by the Company's Chairman and majority stockholder had made advances to the Company of $2,080,670 for equipment purchases and general corporate purposes. On September 30, 2001, the Company entered into a subscription agreement with a related entity pursuant to which the advances would be converted into 130,042 shares of the Company's Series II preferred stock. The issuance of the Series II preferred shares was effective September 30, 2001. The $16.00 per share issuance price is equal to the closing price of the common stock on September 28, 2001, on a conversion adjusted basis. The Series II preferred shares are convertible into common stock at the ratio of ten shares of common stock for each Series II preferred share. Each Series II preferred share carries the right to cast ten votes on all stockholder proposals, representing equivalent voting rights to the common stock upon conversion. Dividends on each Series II preferred share accrue at 10% per annum, based upon a $16.00 per share value. The proceeds have been allocated between the Series II preferred stock and the warrants based on their estimated relative fair values. For purposes of the allocation, the estimated fair value of Series II preferred shares was determined to be $16.00 per share and the fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.66%; dividend yield of 0%; volatility factor of 61.41% and an expected term of ten years. Series II preferred shares have a liquidation preference over the Common Stock or any other class or series of capital stock of the Company, other than the Company's Series I preferred shares, which rank evenly with the Series II preferred shares, based upon the $16.00 per share value, plus accrued dividends.

         During the quarter ended September 30, 2001, the Company recorded a non-cash dividend related to the issuance of Series I preferred stock in the amount of approximately $0.9 million representing the value of the beneficial conversion feature. The beneficial conversion feature was calculated for financial reporting purposes based on the difference between the portion of the total proceeds allocated to the Series II preferred shares of $0.92 per share and $1.60 per share, the closing market price as of September 28, 2001 of the common shares into which the Series I preferred shares are convertible. In connection with the preferred stock subscription agreement, the Company and the stockholder entered into a warrant agreement.

Preferred Stock Warrants

         In connection with the issuance of the Series I convertible preferred stock, the Company issued warrants effective June 30, 2001. Prior to its amendment, the warrant granted the Series I stockholder the right to purchase up to 190,705 Series I preferred shares for $35.00 per share, or any lower price at which the Company issues its Series I preferred shares or common stock or any options, rights, warrants, or other securities convertible into Series I preferred shares or common stock during the ten year term of the warrant. On September 30, 2001, the Company and the Series I stockholder agreed to amend the exercise price of the warrant from $35.00 per share to $41.10 per share, thereby reducing the number of warrants issued from 190,705 to 162,401. The current $41.10 per share exercise price of the warrant is equal to the average closing bid price of the Company's common stock for the five days prior to and including June 30, 2001, on a conversion adjusted basis. The anti-dilution provisions of the warrant will automatically adjust the per share exercise price of the warrant from $41.10 per share to $16.00 per share if the issuance of the Company's Series II preferred shares and a warrant to purchase Series II preferred shares, below, are approved by the Company's stockholders at the Company's annual stockholders' meeting.

         In connection with the issuance of the Series II convertible preferred stock, the Company issued warrants effective September 30, 2001. The warrants grant the Series II stockholder the right to purchase up to 130,042 Series II preferred shares for $16.00 per share or any lower price at which the Company issues its Series II preferred shares, Series I preferred shares, or common stock or any options, rights, warrants, or other securities convertible into any of the foregoing during the ten-year term of the warrant.

Treasury Stock

         The Company's Board of Directors authorized a stock repurchase program under which management may reacquire up to 500,000 shares of the Company's Class A Common Stock. During fiscal year 1999, the Company repurchased 95,500 shares of Class A Common Stock at an average price of $5.46 per share, for a total cash outlay of $521,600. The stock repurchase program expired September 30, 1999.

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

Outside Director Stock Plan

         The Company adopted an Outside Director Stock Plan (the "Outside Director Stock Plan"), under which each director who is not an employee of the Company and not holding a warrant will receive an option to purchase 5,000 shares of the Company's Class A Common Stock at the market price at the grant date. The options vest 20% at grant and an additional 20% on the first through fourth anniversaries of the grant date. On the five year anniversary of service as an outside director, each qualifying director will receive an option to purchase an additional 5,000 shares of the Company's Class A Common Stock. The Company has reserved 25,000 shares of Class A Common Stock for issuance under the Outside Director Stock Plan.

         The following table summarizes the combined stock option activity for all plans for fiscal years 2001, 2000 and 1999:

                                                                                                 Weighted Average
                                                                                                  Exercise Price
                                                          Number of Options     Price Range         Per Share
                                                          ------------------ ------------------- ------------------
Outstanding at September 30, 1998                                   717,130       $9.00 - 23.50             $18.05
         Granted                                                    373,000        4.25 -  5.50               5.50
         Forfeited                                                  (81,780)       5.50 - 16.00               6.74
                                                          ------------------ ------------------- ------------------
Outstanding at September 30, 1999                                 1,008,350        4.25 - 23.50              14.34
         Granted                                                    408,000        4.50 -  7.00               6.85
         Exercised                                                   (1,275)       5.50 -  9.00               6.26
         Forfeited                                                  (72,520)       4.25 - 19.87               6.14
                                                          ------------------ ------------------- ------------------
Outstanding at September 30, 2000                                 1,342,555        4.25 - 23.50              12.51
         Granted                                                    274,250        4.68 -  5.19               5.04
         Exercised                                                   (4,000)       4.25 -  5.10               4.89
         Forfeited                                                 (692,210)       4.94 - 23.50              13.57
                                                          ------------------ ------------------- ------------------
Outstanding at September 30, 2001                                   920,595       $4.68 - 23.38              $9.52
                                                          ==================

         The weighted average fair value of options granted during the years ended September 30, 2001, 2000, and 1999, was $3.40, $2.88, and $3.23,
respectively. A summary of the options outstanding and options exercisable at September 30, 2001 is as follows:

                               Options Outstanding                                        Options Exercisable
 ---------------------------------------------------------------------------     -------------------------------------
                                          Weighted Average
 Range of Exercise         Options           Remaining       Weighted Average        Options          Weighted Average
       Prices            Outstanding      Contractual Life    Exercise Price       Exercisable        Exercise Price
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
      $4.68 -   5.25       262,250           9.35 years                 $ 5.04              53,000             $ 5.16
       5.26 -   6.99       211,000           7.26 years                   5.50              41,700               5.50
       7.00 -   9.00       239,845           6.99 years                   7.75             209,845               7.86
       9.01 -  23.38       207,500           5.95 years                  21.32             206,500              21.35
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
      $4.68 -  23.38       920,595           7.49 years                 $ 9.52             511,045             $12.84
                      ==================                                        ===================


Stock-Based Compensation

         The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net earnings (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to September 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 5.24%, 5.98%, and 4.79% in fiscal years 2001, 2000, and 1999, respectively, a dividend yield of 0%; average volatility of the expected common stock price of 49.7%, 50.9%, and 54.9%; for fiscal years 2001, 2000, and 1999, respectively; and weighted average expected lives for the stock options of approximately 9.8 years, 5.1 years, and 8.0 years for fiscal years 2001, 2000, and 1999, respectively. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting period of the respective stock options. Under the fair value method of SFAS No. 123, pro forma net loss would have been ($45,701,574), ($11,858,610), and ($3,931,107), and pro forma diluted net loss per share attributable to common stockholders would have been ($7.47), ($1.94), and ($0.64) for the fiscal years ended September 30, 2001, 2000, and 1999, respectively.

 (10)    EMPLOYEE BENEFIT PLAN

         The Company has adopted a defined contribution plan, the Dick Simon Trucking, Inc. 401(k) Profit Sharing Plan (the "401(k) Plan"). All employees who have completed one year of service and have reached age 21 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, employees are allowed to make contributions of up to 15 percent of their annual compensation; the Company may make matching contributions equal to a discretionary percentage, to be determined by the Company, of the employee's salary reductions. The Company may also make additional discretionary contributions to the 401(k) Plan. All amounts contributed by a participant are fully vested at all times. The participant becomes 20 percent vested in any matching or discretionary contributions after two years of service. This vesting percentage increases to 100 percent after six years of service. During fiscal years 2001, 2000, and 1999, the Company contributed $132,334, $331,596, and $320,438, respectively, to the 401(k) Plan.

(11)     RELATED PARTY TRANSACTIONS

         During fiscal 2000, the Company had transactions with entities affiliated with former members of the Board of Directors. These transactions totaled $158,000.

         During fiscal 2001, the Company provided transportation services to Swift Transportation, Inc. ("Swift") and Central Freight Lines, Inc. ("Central") and recognized $46,767 and $851,452 in operating revenue, respectively, related to these services. The Company's Chairman and majority stockholder is an executive officer of and, directly and through affiliated entities, owns a significant portion of Swift and is a director of and, directly and through affiliated entities, owns a significant portion of Central. At September 30, 2001, $600 and $48,584 was owed to the Company from Swift and Central, respectively, for these services. The prices were established through arms'-length negotiations between the parties.

         Prior to his appointment as the Company's Chief Executive Officer ("CEO"), the Company's CEO was employed by Swift as Vice President of East Coast Operations. Swift agreed to lease his services to the Company for an initial term ending December 28, 2003. During this term, the Company's CEO will continue to assist Swift in the process of obtaining ISO 9002 certification. He also will consult with Swift concerning potential acquisition candidates and operations issues. The Company, which primarily transports products in temperature-controlled trailers, and Swift, as a nationwide truckload carrier of dry van and flatbed freight, do not compete with each other in any material respect. The Company reimburses Swift for all salary and benefit expenses associated with the Company's CEO's employment by Swift. The Company's CEO retained options to purchase shares of Swift stock that are outstanding at the commencement of the lease.

         The Company paid approximately $297,850 in fees for legal services for the fiscal year ended September 30, 2001 to a law firm in which one of the Company's former board members is a partner.

         The majority of the Company's owner-operator fleet is leased to drivers through Interstate Equipment Leasing ("IEL"). The Company's Chairman and majority stockholder is the owner of IEL. The owner-operators sign lease agreements directly with IEL. Amounts due to IEL for monthly lease payments are withheld from Company payments to owner-operators and remitted directly to IEL by the Company.

         On October 23, 2001, IEL loaned the Company $1.6 million in connection with the purchase of certain tractors at the termination of their lease. The loan bears interest at 7.5 percent and is due March 31, 2002.

         On December 18, 2001, the Company entered into an agreement with Swift which will allow the Company's tractors to fuel at five of Swift's terminals that have excess fueling capacity. The Company will purchase and deliver fuel to these sites (similar to what is done for Company operated terminals) and pay a per gallon fee to Swift for pumping and storage services. The Company will benefit to the extent it is able to fuel at Swift's sites as fuel at bulk fueling locations is generally less expensive than that purchased over the road.

         Management believes that these transactions were completed at fair market value.

(12)     QUARTERLY FINANCIAL DATA (UNAUDITED)
         ------------------------------------

(Amounts in thousands, except per share data)
                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  2001              2001               2001              2001
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                             $ 74 508         $ 74,737            $ 64,064         $ 65,509
Operating loss                                       (19,963)          (8,716)             (8,360)          (2,582)
Loss before income
   taxes and cumulative effect
   of accounting change                              (22,985)          (9,521)             (8,827)          (2,993)
Net loss attributable to common                      (26,712)          (9,521)             (8,827)          (2,993)
  stockholders
Diluted net loss per share                             (4.37)           (1.56)              (1.44)           (0.49)

                                                 Fourth             Third             Second             First
                                                 Quarter           Quarter            Quarter           Quarter
                                                  2000              2000               2000              2000
                                            ------------------ ---------------- ------------------- ----------------
Revenue                                             $ 61,430          $60,948             $55,159          $53,861
Operating earnings (loss)                            (10,459)             (82)                545               98
Earnings (loss) before income
   taxes and cumulative effect
   of accounting change                              (10,805)            (418)                122             (221)
Provision (benefit) for income taxes                  (3,890)            (151)                 44              (80)
Cumulative effect of
   accounting change                                      --               --                  --           (3,863)
Net earnings (loss)                                   (6,915)            (267)                 78           (4,004)
Diluted net earnings (loss) per share               $  (1.13)         $ (0.04)            $  0.01          $ (0.66)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Simon Transportation Services Inc.:

         We have audited the accompanying consolidated statements of financial position of Simon Transportation Services Inc. (a Nevada corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simon Transportation Services Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company (1) is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations; (2) has defaulted in making certain equipment lease payments; (3) is not in compliance with certain covenants of its revolving credit facility, revenue equipment lease agreements and other secured long-term debt; (4) has experienced recurring losses from operations; and (5) has significant negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset-carrying amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
January 10, 2002