Form 10-K/A
period 2001-09-30
SIMON TRANSPORTATION SERVICES INC
filed 2002-01-28
CIK 1000577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED) For the Fiscal Year Ended September 30, 2001
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

      For the transition period from                to
                                     --------------    ----------------

                         Commission file number 0-27208

                        SIMON TRANSPORTATION SERVICES INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                        87-0545608
- ----------------------------                ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        5175 West 2100 South
       West Valley City, Utah                                    84120
- ----------------------------------------             ---------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,382,066 as of January 9, 2002 (based upon the $2.90 per share closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

         As of December 31, 2001, the registrant had outstanding 6,115,109 shares of Class A Common Stock, no shares of Class B Common Stock, and 162,401 shares of Series I Convertible Preferred Stock and 130,042 shares of Series II Convertible Preferred Stock.

Explanatory Note

         This Amendment No. 1 to our Annual Report on Form 10-K for the year ended September 30, 2001, reflects the addition of information required by Part II, Item 5 and Part III of the report. Other than these items, none of the information contained in our Form 10-K filed on January 14, 2001, has been restated or amended.

         Cross Reference Index

         The following cross reference index indicates the document and location of the information contained herein.

                                                                           Document and Location
                                        Part II
Item 5      Market for Registrant's Common Equity and                      Pages 3-4 herein
            Related               Stockholder Matters
                                       Part III
Item 10     Directors and Executive Officers of the Registrant             Pages 4-5 herein
Item 11     Executive Compensation                                         Pages 5-9 herein
Item 12     Security Ownership of Certain Beneficial Owners and
               Management                                                  Pages 9-10 herein
Item 13     Certain Relationships and Related Transactions                 Page 10 herein

                                     Part II

Item 5(a). Market for Registrant's Common Equity and Related Stockholder Matters

         Series I Preferred Stock

         Effective June 30, 2001, the Company issued 190,705 shares of Series I preferred stock with detachable warrants to purchase an additional 190,705 shares of Series I preferred stock to the Moyes Children's Limited Partnership (the "Partnership"), an entity for the benefit of certain family members of Jerry Moyes. In exchange, the Partnership cancelled $6.7 million in advances, for a price of $35 per preferred share issued.

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

         The warrants are exercisable at a price of $35 per share, adjusted for any lower price at which the Company issues its preferred or common stock or any options, rights, warrants, or other securities convertible into common or preferred stock during the term of the warrant. Subject to stockholder approval, the Company agreed to issue Series II preferred stock to an entity controlled by the Moyes family at a price of $16 per preferred share, which would adjust the Series I warrant exercise price to $16 per share.

         The Series I preferred shares and warrants were issued pursuant to an exemption from registration under Section 4(2) under the Securities Act. There was no underwriter involved and the Company received all of the proceeds from the cancellation of the advances.

         The Series I warrants are subject to stockholder ratification and a proxy statement for the purpose of ratifying the issuance has been filed. The shares and warrants are deemed outstanding because entities holding a majority of the outstanding voting power have already indicated that they will vote for such ratification.

         Series II Preferred Stock

         Effective September 30, 2001, the Company issued 130,042 shares of Series II preferred stock with detachable warrants to purchase an additional 130,042 shares of Series II preferred stock to Interstate Equipment Leasing, Inc. ("Interstate"), an entity which is wholly-owned by Mr. Moyes. In exchange, Interstate cancelled $2,080,670 in advances, for a price of $16 per preferred share issued subject to shareholder approval of the issuance.

         Each share of Series II preferred stock will be convertible into 10 shares of Class A Common Stock at the earlier of September 30, 2001, a change-in-control of the Company, or a sale of all or substantially all of the assets of the Company. Dividends accrue at 10% per annum, based on the $16 per share value, and the Series II preferred shares have a liquidation preference over all other classes or series of capital stock, other than the Company's Series I preferred shares, which rank evenly with the Series II preferred stock, based upon the $16 per share value, plus accrued dividends.

         If approved by the stockholders at a special meeting, the warrant agreement would grant Interstate the right to purchase up to 130,042 Series II preferred shares exercisable at a price of $16 per share, adjusted for any lower price at which the Company issues its preferred or common stock or any options, rights, warrants, or other securities convertible into common or preferred stock during the term of the warrant.

         The Series II preferred shares and warrants were issued pursuant to an exemption from registration under Section 4(2) under the Securities Act. There was no underwriter involved and the Company will receive all of the proceeds from the cancellation of the advances.

         The Series II preferred stock and warrants are subject to stockholder ratification and a proxy statement for the purpose of ratifying the issuance has been filed. The shares and warrants are deemed outstanding because entities holding a majority of the outstanding voting power have already indicated that they will vote for such ratification.



                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Executive Officers and Directors

         Information concerning the names, ages, positions with the Company, tenure as a director, and business experience of the Company's current executive officers and directors as of January 14, 2002, is set forth below. All references to experience with the Company include positions with the Company's operating subsidiary, Dick Simon Trucking, Inc., a Utah corporation. Mssrs. Richard D. Simon and Earl H. Scudder, Jr. resigned as directors effective August 29, 2001 and November 14, 2001, respectively.


NAME                         AGE   POSITION                                           DIRECTOR SINCE       CLASS
- ----                         ---   --------                                           --------------       -----
Jerry C. Moyes1 2             56   Chairman of the Board                                   2000             III
Jon F. Isaacson1              37   Chief Executive Officer, Principal Executive            2000              II
                                   Officer, Director
Lou A. Edwards1 2             86   Director                                                2000              I
Gordon K. Holladay2           45   Director                                                2000              II
Kelle A. Simon3               40   President                                                N/A              -
Tork A. Fulton                33   Vice President of Sales and Pricing                      N/A              -
Robert T. Goates              39   Chief Financial Officer (Principal Financial             N/A              -
                                   and Accounting Officer)
Mark E. Wilkey                44   Vice President of Legal and General Counsel              N/A

1     Member of the Compensation Committee.
2     Member of the Audit Committee.
3 Mr. Simon resigned as an executive officer and director effective January 17, 2002 and will voluntarily terminate employment effective February 8, 2002.

         Jerry C. Moyes has served as the Chairman of the Board since September 2000. He has been the Chairman of the Board, President, and Chief
Executive Officer of Swift Transportation since 1984. He served as a Vice President of Swift Transportation from 1966 to 1984. Mr. Moyes was President of the Arizona Motor Transport Association from 1987 to 1988.

         Jon F. Isaacson has served as the Company's Chief Executive Officer and Principal Executive Officer since September 2000. Prior to this time, and for more than the past five years he served as Vice President of Swift Transportation's Midwest Operations (1994 - 1998) and East Coast Operations (1998 - 2000).

         Lou A. Edwards has served as a director of the Company since September 2000. Mr. Edwards is a retired president of a truck dealership and has 40 years of experience in the trucking industry. He has also served as a director of Swift Transportation since May 1990.

         Gordon K. Holladay has served as a director of the Company since September 2000. He is, and for more than the past five years has been, the Chief Financial Officer of SME Industries, Inc., the parent company of SME Steel Contractors, Inc., a steel erection and fabrication company located in West Jordan, Utah, which is principally owned by Jerry Moyes.

         Kelle A. Simon has served as the Company's President since April 2000, prior to which he served as Vice President of Maintenance and Fleet Purchasing from 1992 through April 2000, and Maintenance Director from 1986 to 1992. Mr. Simon resigned as a director and officer of the Company effective January 17, 2002 and will voluntarily terminate employment effective February 8, 2002.

         Tork A. Fulton has served as the Company's Vice President of Sales and Pricing since June 2001, prior to which he served as Vice President of Operations from January 2001 to June 2001, prior to which he served as Director of Customer Service and Operations from January 1999 to January 2001, and Director of Sales and Pricing from January 1996 to January 1999. Mr. Fulton has been employed by the Company in various positions since August 1988.

         Robert T. Goates has served as the Company's Chief Financial Officer since October 2001. Prior to this time, he served as the Chief Financial Officer of Center 7, Inc., an internet based management services provider located in Lindon, Utah, from August 2000 to October 2001. Prior to that time, and for more than the prior five years, he served as an Assurance and Business Advisory Manager with Arthur Andersen LLP.

         Mark E. Wilkey has served as the Company's Vice President of Legal and General Counsel since March 2001. Prior to this time, he was an attorney with the law firm of Jones, Vargas, located in Las Vegas Nevada, from September 1999 to March 2001. Prior to that time, and for more than the prior five years, he served as an attorney/shareholder with the Salt Lake City, Utah law firm, Parr, Waddoups, Brown, Gee & Loveless.

Item 11.          EXECUTIVE COMPENSATION

         The following Summary Compensation Tables set forth information concerning the annual and long-term compensation paid to the chief executive officer and five other current and former named executive officers of the Company (the "Named Officers"), for services in all capacities to the Company during the three fiscal years ended September 30, 2001.

                             SUMMARY COMPENSATION TABLE
                     (Named Officers as of January 14, 2002)
                                                                               Long-Term Compensation
                                                                            -----------------------------
                                             Annual Compensation                  Awards        Payouts
                                   -----------------------------------------------------------------------
   Name and Principal Position       Year    Salary   Bonus   Other Annual  Restricted Option/    LTIP     All Other
                                                              Compensation    Stock      SAR    Payouts  Compensation1
                                                                             Award(s)
                                              ($)      ($)         ($)         ($)       (#)      ($)         ($)
- -----------------------------------------------------------------------------------------------------------------------
Jon F. Isaacson2                     2001   150,000     -           -           -      125,000     -           -
  Chief Executive Officer            2000    25,000     -           -           -         -        -           -
                                     1999      -        -           -           -         -        -           -
Kelle A. Simon3                      2001   154,903     -           -           -         -        -         2,913
  President                          2000   190,620     -           -           -       75,000     -         2,803
                                     1999   156,000     -           -           -         -        -         2,803
Tork A. Fulton4                      2001   111,154     -           -           -       12,500     -         2,913
  Vice President of Operations       2000   105,408     -           -           -         -        -         2,803
                                     1999   100,480     -           -           -         -        -         2,803



1 Represents the amount of Company-paid health benefits.
2 Named Chief Executive Officer effective September 19, 2000. See "Compensation
  Committee Interlocks and Insider Participation" for additional information with respect to Mr. Isaacson's employment.
3 Resigned as a director and officer of the Company effective January 17, 2002 and will voluntarily terminate employment effective February 8, 2002. See "Employment Agreements" for additional information.
4 Named Vice President of Operations effective April 2, 2001.

                           SUMMARY COMPENSATION TABLE
                       (Named Officers No Longer Employed
                             as of January 14, 2002)
                                                                              Long-Term Compensation
                                                                           -----------------------------
                                             Annual Compensation                 Awards        Payouts
                                   ----------------------------------------------------------------------
   Name and Principal Position      Year    Salary   Bonus   Other Annual  Restricted Option/    LTIP     All Other
                                                             Compensation    Stock      SAR    Payouts  Compensation1
                                                                            Award(s)
                                              ($)     ($)         ($)         ($)       (#)      ($)         ($)
- ------------------------------------------- ---------------- ---------------------------------------------------------
Alban B. Lang2                      2001    154,903    -           -           -         -        -         2,913
  Chief Financial Officer,          2000    190,620    -           -           -       75,000     -         2,803
  Treasurer, and Secretary          1999    156,000    -           -           -         -        -         2,803
Lyn Simon3                          2001    115,603    -           -           -         -        -         41,506
  Vice President of Sales and       2000    190,620    -           -           -       75,000     -         2,803
  Marketing                         1999    156,000    -           -           -         -        -         2,803
Sherry S. Bokovoy4                  2001    140,203    -           -           -         -        -        17,378
  Vice President of Human           2000    190,620    -           -           -       75,000     -         2,803
  Resources                         1999     93,600    -           -           -         -        -         2,803


1 Represents the amount of Company-paid health benefits in the amount of $2,913 for Alban B. Lang, $2,206 for Lyn Simon, and $2,678 for Sherry S. Bokovoy. For Mr. Simon and Ms. Bokovoy, amounts also include $39,300 and $14,700, respectively, pursuant to their individual employment and noncompetition agreements. See "Employment Agreements" for additional information with regard to Mr. Simon's and Ms. Bokovoy's employment agreements.
2 Resigned as an officer of the Company and voluntarily terminated employment effective October 11, 2001. See "Employment Agreements" for additional information.
3 Removed as an officer of the Company and employment terminated effective
  June 9, 2001.
4 Resigned as an officer of the Company and voluntarily terminated employment effective August 12, 2001.

          The Company granted options to purchase 137,500 shares of Common Stock to the Named Officers during the fiscal year ended September 30, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                         Potential Realizable Value at
                                                                                         Assumed Annual Rates of Stock
                                                                                         Price Appreciation for Option
                                   Individual Grants                                                  Term
- -----------------------------------------------------------------------------------------------------------------------
                             Number of        % of Total
                             Securities      Options/SARs
                             Underlying       Granted to     Exercise or
                            Options/SARs     Employees in     Base Price    Expiration
Name                         Granted(#)      Fiscal Year      ($/Share)        Date          5%($)         10%($)
- -----------------------------------------------------------------------------------------------------------------------
Jon F. Isaacson               125,000           77.64%          $5.188      11/30/2010     $407,838     $1,033,542
Kelle A. Simon1                  -                -               -              -             -              -
Tork A. Fulton                 12,500            7.76%          $4.938      04/02/2011      $38,819        $98,374
Alban B. Lang2                   -                -               -              -             -              -
Lyn Simon3                       -                -               -              -             -              -
Sherry S. Bokovoy4               -                -               -              -             -              -

1 Resigned as a director and officer of the Company effective January 17, 2002 and will voluntarily terminate employment effective February 8, 2002.
2 Resigned as an officer of the Company and voluntarily terminated employment effective October 11, 2001.
3 Removed as an officer of the Company and employment terminated effective
  June 9, 2001.
4 Resigned as an officer of the Company and voluntarily terminated employment effective August 12, 2001.

         The following table sets forth information with respect to the Named Officers concerning the exercise and ownership of options held at September 30, 2001:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                Number of Securities          Value of Unexercised
                              Shares                           Underlying Unexercised      In-the-Money Options/SARs
                            acquired on         Value        Options/SARs at FY-End (#)          at FY-End ($)
Name                       exercise (#)     Realized ($)     Exercisable/Unexercisable     Exercisable/Unexercisable
- ------------------------------------------ ---------------- ----------------------------- -----------------------------
Jon F. Isaacson                  -                -                50,000/75,000                      $0/0
Kelle A. Simon4                  -                -               185,000/15,000                      $0/0
Tork A. Fulton                   -                -                 2,000/20,500                      $0/0
Alban B. Lang1                   -                -               185,000/15,000                      $0/0
Lyn Simon2                       -                -                75,000/0                           $0/0
Sherry S. Bokovoy3               -                -               170,000/0                           $0/0

1 Resigned as an officer of the Company and voluntarily terminated employment effective October 11, 2001. Of the options held by Mr. Lang, 15,000 were forfeited October 11, 2001, 60,000 were forfeited January 9, 2002, and the remaining 125,000 were forfeited January 11, 2002.
2 Removed as an officer of the Company and employment terminated effective June
  9, 2001. The 75,000 options held by Mr. Simon will be forfeited December 9, 2002, if not exercised.
3 Resigned as an officer of the Company and voluntarily terminated employment effective August 12, 2001. Of the options held by Ms. Bokovoy, 45,000 were forfeited November 10, 2001 and the remaining 125,000 were forfeited November 12, 2001. 4 Resigned as a director and officer of the Company effective January 17, 2002 and will voluntarily terminate employment effective February 8, 2002. Of the options held by Mr. Simon, 125,000 will be forfeited
  May 8, 2002, if not exercised, and the remaining 75,000 will be forfeited
  May 9, 2002, if not exercised.

         The Company does not have a long-term incentive plan or a defined benefit or actuarial plan and has never issued any stock appreciation rights.

Board of Directors Compensation

         Directors who are not employees of the Company receive an annual retainer of $5,000 plus $1,000 per meeting of the Board of Directors or a committee thereof attended by the director (if such committee meeting is held other than on the day of a Board meeting), plus reimbursement of expenses incurred in attending such Board or committee meetings. All the current non-employee directors of the Company, other than Jerry Moyes, received an option to purchase 5,000 shares of the Company's Common Stock on February 21, 2001, the date of the Company's last annual meeting. Upon being elected or appointed, each new non-employee director will also receive an option to purchase 5,000 shares of the Company's Common Stock. On each five-year anniversary of the date a non-employee director was appointed or elected, the individual will receive an option to purchase an additional 5,000 shares of the Company's Common Stock, provided that the non-employee director continues to serve on the board as of such date. Mr. Moyes will be eligible for an option grant on such anniversary. Grants are at 85% of the closing price on last day of the calendar month preceding the grant date.

Employment Agreements

         On September 19, 2000, the Company and Kelle A. Simon, Lyn Simon, Sherry S. Bokovoy, and Alban B. Lang entered into Employment and Noncompetition Agreements providing for employment by the Company at an annual salary of $156,000. They also agreed not to compete with the Company during the period of employment, and for a period thereafter. Lyn Simon's employment by the Company was terminated effective June 9, 2001. Under his employment agreement, Lyn Simon will receive $468,000 in noncompete payments over a three-year period. Ms. Bokovoy voluntarily resigned her employment effective August 12, 2001. Under Ms. Bokovoy's employment agreement, she will receive $156,000 in noncompete payments over twelve months, commencing on August 12, 2001. Mr. Lang voluntarily resigned his employment effective October 11, 2001. Under Mr. Lang's employment agreement, he received $156,000 in noncompete payment. Kelle Simon voluntarily resigned his employment effective February 8, 2002. Under Kelle Simon's employment agreement, he will receive $156,000 in noncompete payments over twelve months, commencing February 8, 2002.

         Under certain circumstances in which there is a change of control, executive officers holding outstanding stock options granted under certain option plans are entitled to exercise such options notwithstanding that such options otherwise may not have been fully exercisable.

Compensation Committee Interlocks and Insider Participation;
Certain Transactions

         Jerry Moyes, Jon F. Isaacson, Earl H. Scudder, and Lou A. Edwards were appointed to the Compensation Committee on September 19, 2000, and were reelected on February 21, 2001. Mr. Isaacson serves as the Company's Chief Executive Officer and is the only employee or executive officer of the Company serving on the Compensation Committee. Mr. Scudder resigned as a director effective on November 14, 2001.

         Prior to his appointment as the Company's Chief Executive Officer on September 19, 2000, Mr. Isaacson was employed by Swift Transportation Co., Inc. ("Swift"), as Vice President of East Coast Operations. During 2000, Mr. Isaacson expressed his desire to relocate from Greer, South Carolina to his home state of Utah. Swift, not wanting to lose the services of Mr. Isaacson, agreed to lease Mr. Isaacson's services to the Company. Mr. Isaacson is an ISO 9002 internal auditor and continued to assist Swift in obtaining ISO 9002 certification during 2001. He also will consult with Swift concerning potential acquisition candidates and operations issues. The Company, which primarily transports products in temperature-controlled trailers, and Swift, as a nationwide truckload carrier of dry van and flatbed freight, do not compete with each other in any material respect. The initial term of the lease is for a period ending December 28, 2003. The Company will reimburse Swift for all salary and benefit expenses associated with Mr. Isaacson's employment by Swift. Mr. Isaacson will retain options to purchase shares of Swift stock that are outstanding.

         The Company provides transportation services to Swift and recognized $46,767 in operating revenue for the year ended September 30, 2001. At September 30, 2001, $600 was owed to the Company for these services. On December 18, 2001, the Company entered into an agreement with Swift, which will allow the Company's tractors to fuel at five of Swift's terminals that have excess fueling capacity. The Company will purchase and deliver fuel to these sites (similar to what is done for Company operated terminals) and pay a per gallon fee to Swift for pumping and storage services. The Company will benefit to the extent it is able to fuel at Swift's sites as fuel at bulk fueling locations is generally less expensive than that purchased over the road. Mr. Moyes is an executive officer of and, directly and through affiliated entities, owns a significant portion of Swift. The prices were established through arms'-length negotiations between the parties.

         The Company also provides transportation services to Central Freight Lines, Inc. and recognized $851,452 in operating revenue for the year ended September 30, 2001. At September 30, 2001, $48,584 was owed to the Company for these services. Mr. Moyes is a director of and, directly and through affiliated entities, owns a significant portion of Central Freight Lines, Inc. The prices were established through arms'-length negotiations between the parties.

         The Equity Issuance Committee of the Company's Board of Directors (the "Committee") has adopted and approved the issuance of 162,401 shares of the Company's Series I Preferred Shares and warrants to purchase Series I Preferred Shares to the Moyes Children's Limited Partnership (the "Partnership"). The shares are subject to shareholder approval. The sole general partner of the Partnership is Ronald Moyes, who is the brother of Jerry Moyes. The prices were established through arms'-length negotiations between the parties.

          As of September 30, 2001, Interstate Equipment Leasing, Inc. ("Interstate") had advanced $2,080,670 to the Company. Interstate and the Company have agreed to convert these advances to Series II Preferred Shares and warrants to purchase Series II Preferred Shares, subject to stockholder approval. The majority of the Company's owner-operator fleet is leased to drivers through Interstate. The owner-operators sign lease agreements directly with Interstate. Amounts due to Interstate for monthly lease payments are withheld from Company payments to owner-operators and remitted directly to Interstate by the Company. On October 23, 2001, Interstate loaned the Company $1.6 million in connection with the purchase of certain tractors at the termination of their lease. The loan bears interest at 7.5 percent and is due on March 31, 2002. Interstate is wholly-owned by Mr. Moyes. The prices were established through arms'-length negotiations between the parties.

         Earl H. Scudder's law firm serves as the Company's corporate and securities counsel and earned approximately $247,490 in fees for legal services for the twelve-month period ended September 30, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us copies of all such filings and amendments thereto. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during our preceding fiscal year all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with, except that Mr. Isaacson did not timely report one transaction. The transaction was reported on a subsequent filing immediately upon notice of his failure to report in a timely manner.

Item 12.          SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

         The following table sets forth, as of January 14, 2002, the number and percentage of outstanding shares of Common Stock and Series I Preferred Shares beneficially owned by each person known by the Company to beneficially own more than 5% of such stock, by each director, by each Named Officer of the Company, and by all directors and executive officers of the Company as a group. The Company's Common Stock and the Series I and II Preferred Shares were the only classes outstanding as of September 30, 2001. Information for Dimensional Fund Advisors Inc., Wynnefield Capital Management, LLC, and MaLeCo is based upon
Schedule 13G and 13D filings with the SEC.

- --------------------------------------------------------------------------------------------------------------------
                            SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
                                                                           Amount & Nature of   Percent of Class3
                                                                               Beneficial
      Title of Class                 Name of Beneficial Owner1                 Ownership2
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Jerry Moyes4 5 7                                    9,174,009               74.8%
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       The Jerry and Vickie Moyes Family Trust Dated       1,257,298               20.6%
                           12/11/875
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Moyes Children's Limited Partnership 5 6              963,051               45.0%
    Series I Preferred                                                           162,401
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       SME Steel Contractors, Inc.5                          456,800                7.5%
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
   Series II Preferred     Interstate Equipment Leasing, Inc.                    130,042               29.8%
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Jon F. Isaacson                                        52,500                 *
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Kelle A. Simon8                                      258,293                4.1%
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Alban B. Lang9                                         11,902                 *
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Tork A. Fulton                                          4,300                 *
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Lyn Simon10                                             18,164                 *
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Sherry S. Bokovoy11                                     37,524                 *
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Lou A. Edwards                                          1,000                 *
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Gordon K. Holladay                                      3,200                 *
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Dimensional Fund Advisors Inc.                        366,700                6.0%
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       Wynnefield Capital Management                         374,000                6.1%
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       MaLeCo                                                315,700                5.2%
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
      Class A Common       All directors and executive officers as a           9,493,302               75.9%
                           group (6 persons)12
- --------------------------------------------------------------------------------------------------------------------

* Less than one percent.

1 The business address of Jerry Moyes, The Jerry and Vickie Moyes Family Trust Dated 12/11/87, and Interstate Equipment Leasing, Inc. is 2200 South 75th Avenue, Phoenix, Arizona 85043. The address of the Partnership is 4001 North Third Street, Suite 400, Phoenix, Arizona. The address of SME Steel Contractors, Inc. is 5955 West Wells Park Road, West Jordan, Utah 84088. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The address of Wynnefield Capital Management, LLC is 450 Seventh Avenue, Suite 509, New York, New York 10123. The address of MaLeCo is P.O. Box 9069, Salem, Oregon 97305.

2 In accordance with applicable rules under the Securities Exchange Act of 1934, as amended (the "Act"), the number of shares beneficially owned includes (i) 50,000 shares of Common Stock underlying options to purchase granted to Jon Isaacson, (ii) 185,000 shares of Common Stock underlying options to purchase granted to Kelle A. Simon, (iii) 2,000 shares of Common Stock underlying options to purchase granted to Tork A. Fulton, and (iv) 1,000 shares of Common Stock underlying options to purchase granted to each of Lou A. Edwards and Gordon K. Holladay; (v) 1,624,010 shares of Common Stock issuable upon exercise of the Series I warrants by the Partnership and conversion of the Series I Preferred Shares issuable upon exercise into Common Stock, and (vi) 1,300,420 shares of Common Stock issuable upon exercise of the Series II warrants by Interstate Equipment Leasing, Inc. ("Interstate"), a corporation wholly owned by Mr. Moyes, and conversion of the Series II Preferred Shares issuable upon exercise into common stock, all of which are either currently exercisable or will become exercisable within 60 days following January 14, 2002. The shares owned also include an aggregate 35,482 shares of Common Stock held in the Company's ss.401(k) Plan on behalf of Kelle A. Simon (4,716 shares), Alban B. Lang (11,643 shares), Lyn Simon (13,164 shares), and Sherry S. Bokovoy (5,959 shares). Unless otherwise indicated all shares are owned directly.

3 In accordance with applicable rules under the Act, the percentage is based on 6,115,109 shares of Common Stock outstanding on January 14, 2002, plus the following: (i) for Jon F. Isaacson, Alban B. Lang, Kelle A. Simon, Tork A. Fulton, Lyn Simon, Sherry S. Bokovoy, Lou A. Edwards, and Gordon K. Holladay, that portion of their options that is vested or will vest within 60 days of January 14, 2002, as stated in footnote 2 above, (ii) for the Partnership, 1,624,010 shares of Common Stock that would be issued to the Partnership if the Partnership converts its Series I Preferred Shares into Common Stock, and
(iii) for Jerry Moyes,  3,224,430,  which number includes the 1,624,010  shares that may be deemed beneficially owned by the Partnership, the 300,000 shares of Common Stock Mr. Moyes may acquire pursuant to the warrant granted to him in September, 2000, which warrant was ratified by the Company's stockholders at the last annual stockholders' meeting and the 1,300,420 shares that may be deemed beneficially owned by Interstate.

4 Jerry Moyes is the direct and beneficial owner of 348,000 shares of Common Stock. In accordance with applicable rules under the Act, Mr. Moyes may be deemed to beneficially own (i) 1,257,298 shares of Common Stock held by The Jerry & Vickie Moyes Family Trust Dated 12/11/87, of which Jerry Moyes and his wife, Vickie Moyes, are co-trustees, (ii) 2,587,061 shares of Common Stock that may be deemed beneficially owned by the Partnership, (iii) 456,800 shares of Common Stock held by SME Steel Contractors, Inc. (Mr. Moyes owns approximately 75% of the outstanding voting stock of the parent corporation of SME Steel Contractors, Inc), (iv) 300,000 shares Common Stock underlying the warrant granted to him in September, 2000. Assuming stockholder approval of the warrant to purchase Series I Preferred Shares, the Series II Preferred Shares, and the warrant to purchase Series II Preferred Shares, Mr. Moyes may be deemed to beneficially own 9,174,009 shares of Common Stock, or 74.8% of the class.

5 Based on the October 10, 2001, joint Schedule 13D/A (Amendment No. 14) filing of Jerry Moyes, Vickie Moyes, The Jerry & Vickie Moyes Family Trust Dated 12/11/87, SME Steel Contractors, Inc., the Partnership, Ronald Moyes, and Interstate. Ronald Moyes, the brother of Jerry Moyes, is the sole general partner of the Partnership.

6 The Partnership is the direct and beneficial owner of 963,051 shares of Common Stock and, in accordance with the Act, may be deemed to beneficially own the 1,624,010 shares of Common Stock that would be issued to the Partnership if the Partnership converts its Series I Preferred Shares to Common Stock. The Partnership owns 100% of the issued and outstanding Series I Preferred Shares.

7 Interstate owns 130,042 Series II Preferred Shares convertible into 1,300,420 shares of Common Stock and a warrant to purchase 130,042 Series II Preferred Shares, which, when issued, are convertible into an additional 1,300,420 shares of Common Stock. Interstate owns 100% of the issued and outstanding Series II Preferred Shares.

8 Resigned as an officer and director of the Company effective January 17, 2002 and voluntarily terminated employment effective February 8, 2002. Of the options held by Mr. Simon, 125,000 will be forfeited May 8, 2002, if not exercised, and the remaining 75,000 will be forfeited May 9, 2002, if not exercised.

9 Resigned as an officer of the Company and voluntarily terminated employment effective October 11, 2001. Of the options deemed owned by Mr. Lang, 60,000 options will be forfeited January 9, 2002, if not exercised, and 125,000 options will be forfeited January 11, 2002, if not exercised.

10 Removed as an officer of the Company and employment terminated effective June 9, 2001. The 75,000 options held by Mr. Simon will be forfeited December 9, 2002, if not exercised.

11 Resigned as an officer of the Company and voluntarily terminated employment effective August 12, 2001. Of the options deemed owned by Ms. Bokovoy, 45,000 options will be forfeited November 10, 2001, if not exercised, and 125,000 will be forfeited November 12, 2001, if not exercised.

12 Assumes conversion of Series I and Series II Preferred Shares into Common Stock.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Compensation Committee Interlocks and Insider Participation;
Certain Transactions".

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SIMON TRANSPORTATION SERVICES INC.



Date:       January 28, 2002
            -----------------------
By:         /s/ Robert T. Goates
            -----------------------------
            Robert T. Goates
            Chief Financial Officer (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                      Position                                       Date
     ---------                                      --------                                       ----
/s/ Jerry Moyes                            Chairman of the Board                             January 28, 2002
- --------------------------------------
Jerry Moyes

/s/ Jon Isaacson                           Chief Executive Officer (Principal Executive      January 28, 2002
- --------------------------------------     Officer); Director
Jon Isaacson

/s/ Kelle A. Simon                         President; Director                               January 28, 2002
- --------------------------------------
Kelle A. Simon

/s/ Lou Edwards                            Director                                          January 28, 2002
- --------------------------------------
Lou Edwards

/s/ Gordon Holladay                        Director                                          January 28, 2002
- --------------------------------------
Gordon Holladay