Form 10-Q
period 2001-12-31
SIMON TRANSPORTATION SERVICES INC
filed 2002-02-14
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                    (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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


                                YES X NO
                                    -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (January 31, 2002).

         Class A Common Stock, $.01 par value: 6,115,109 shares
         Class B Common Stock, $.01 par value: None

                                                     Exhibit Index is on Page 19


                       SIMON TRANSPORTATION SERVICES INC.
                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                  ---------------

Item 1.       Financial Statements:

              Condensed Consolidated Statements of Financial Position as of  December 31,
                       2001 and September 30, 2001                                                         3

              Condensed Consolidated Statements of Operations for the Three Months Ended
                       December 31, 2001 and 2000                                                          4

              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                       December 31, 2001 and 2000                                                          5

              Notes to Condensed Consolidated Financial Statements                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                         10



                                     PART II

                                OTHER INFORMATION



Item 1.       Legal Proceedings                                                                           16

Item 2.       Changes in Securities                                                                       17

Item 3.       Defaults Upon Senior Securities                                                             17

Item 4.       Submission of Matters to a Vote of Security Holders                                         18

Item 5.       Other Information                                                                           18

Item 6.       Exhibits and Reports on Form 8-K                                                            19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       SIMON TRANSPORTATION SERVICES INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                                                              December 31, 2001           September 30, 2001
                                                                              -----------------           ------------------
                                                                                 (Unaudited)
Current Assets:
     Cash                                                                         $           -                $           -
     Receivables, net of allowance for doubtful accounts of   $632,000
     and $607,000, respectively                                                      32,294,202                   36,495,339
     Operating supplies                                                               1,312,304                    1,302,067
     Prepaid expenses and other                                                       7,950,376                    2,528,675
                                                                         -----------------------     ------------------------
         Total current assets                                                        41,556,882                   40,326,081
                                                                         -----------------------     ------------------------
Property and Equipment, at cost:
     Land                                                                             8,222,970                    8,884,752
     Revenue equipment                                                               74,021,343                   73,409,529
     Buildings and improvements                                                      18,215,777                   18,650,478
     Office furniture and equipment                                                   9,872,549                    9,906,788
                                                                         -----------------------     ------------------------
                                                                                    110,332,639                  110,851,547
     Less accumulated depreciation and amortization                                 (27,512,711)                 (27,056,006)
                                                                         -----------------------     ------------------------
                                                                                     82,819,928                   83,795,541
                                                                         -----------------------     ------------------------
Other Assets                                                                          7,865,271                    5,574,182
                                                                         -----------------------     ------------------------
                                                                                  $ 132,242,081                $ 129,695,804
                                                                         =======================     ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                            $  39,951,805                $  32,164,357
     Current portion of capital lease obligations                                    41,286,627                   42,373,463
     Accounts payable                                                                 9,947,564                   11,329,148
     Accrued liabilities                                                             10,467,241                   12,324,242
     Accrued operating lease payments                                                13,671,106                    6,809,609
     Accrued liability for guaranteed lease residuals                                10,188,243                    6,047,868
     Accrued claims payable                                                          10,386,207                    9,520,721
                                                                         -----------------------     ------------------------
         Total current liabilities                                                  135,898,793                  120,569,408
                                                                         -----------------------     ------------------------

Stockholders' (Deficit) Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized:
         Series I convertible preferred stock, 162,401 shares issued,
              with a liquidation preference of $7,008,416                             4,000,499                    4,000,499
         Series II convertible preferred stock, 130,042 shares issued,
              with a liquidation preference of $2,132,687                             1,194,935                    1,194,935
     Class A common stock, $.01 par value, 20,000,000         shares
     authorized, 6,291,709 shares issued                                                 62,917                       62,917
     Class B common stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                              -                            -
     Additional paid-in capital                                                      51,865,007                   51,865,007
     Treasury stock, 176,600 shares at cost                                          (1,053,147)                  (1,053,147)
     Preferred stock warrants                                                         3,559,918                    3,559,918
     Accumulated deficit                                                            (63,286,841)                 (50,503,733)
                                                                         -----------------------     ------------------------
         Total stockholders' (deficit) equity                                        (3,656,712)                   9,126,396
                                                                         -----------------------     ------------------------
                                                                                  $ 132,242,081                $ 129,695,804
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

                       SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        For the Three Months Ended
                                                                         ----------------------------------------------------
                                                                               December 31, 2001            December 31, 2000
                                                                               -----------------            -----------------

Operating revenue                                                                 $  73,411,013               $   65,509,359
                                                                         -----------------------     ------------------------
Operating expenses:
     Salaries, wages, and benefits                                                   23,866,946                   26,016,388
     Fuel & fuel taxes                                                               12,223,803                   14,829,194
     Operating supplies and expenses                                                 10,274,302                    8,780,729
     Taxes and licenses                                                               1,974,812                    2,299,112
     Insurance and claims                                                             6,383,438                    3,502,021
     Communications and utilities                                                     1,455,568                    1,268,465
     Depreciation and amortization                                                    2,528,957                      972,719
     Purchased transportation                                                         9,816,657                      520,632
     Rent                                                                            10,530,555                    9,902,108
     Loss on lease residual guarantees                                                4,367,181                            -
                                                                         -----------------------     ------------------------
         Total operating expenses                                                    83,422,219                   68,091,368
                                                                         -----------------------     ------------------------
         Operating loss                                                             (10,011,206)                  (2,582,009)
Interest expense                                                                     (1,629,355)                    (412,327)
Other income (expense)                                                                 (923,663)                       1,288
                                                                         -----------------------     ------------------------
Loss before income taxes                                                            (12,564,224)                  (2,993,048)
Benefit for income taxes                                                                      -                            -
                                                                         -----------------------     ------------------------
Net loss                                                                          $ (12,564,224)              $   (2,993,048)
                                                                         =======================     ========================
Dividends related to convertible preferred stock                                  $    (218,884)              $            -
                                                                         =======================     ========================
Net loss attributable to common stockholders                                      $ (12,783,108)              $   (2,993,048)
                                                                         =======================     ========================
Basic and diluted net loss per common share                                       $       (2.09)              $        (0.49)
                                                                         =======================     ========================
Basic and diluted weighted average common shares outstanding                          6,115,109                    6,114,620
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

                       SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Three Months Ended
                                                                               ----------------------------------------------
                                                                                    December 31, 2001      December 31, 2000
                                                                                    -----------------      -----------------
Cash Flows From Operating Activities:
     Net loss                                                                          $  (12,564,224)        $   (2,993,048)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                                                 2,528,957                972,719
              Changes in operating assets and liabilities:
                  Receivables, net                                                          4,201,137             (2,423,932)
                  Operating supplies                                                          (10,237)                29,518
                  Prepaid expenses and other                                               (5,421,701)              (864,063)
                  Other assets                                                             (2,291,089)               (51,812)
                  Accounts payable                                                         (1,381,584)             1,650,661
                  Accrued liabilities                                                        (755,886)             1,311,707
                  Accrued operating lease payments                                          6,861,497                      -
                  Accrued liability for guaranteed lease residuals                          4,367,181                      -
                  Accrued claims payable                                                      865,486                447,466
                                                                               ----------------------------------------------
                      Net cash used in operating activities                                (3,600,463)            (1,920,784)
                                                                               ----------------------------------------------
Cash Flows From Investing Activities:
     Purchase of property and equipment                                                    (5,754,069)            (2,883,594)
     Proceeds from the sale of property and equipment                                       2,653,920              3,267,933
                                                                               ----------------------------------------------
                      Net cash (used in) provided by investing activities                  (3,100,149)               384,339
                                                                               ----------------------------------------------
Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                               5,351,999                      -
     Principal payments on long-term debt                                                     (80,545)              (870,526)
     Borrowings under line-of-credit agreement                                              2,515,994              1,827,346
     Principal payments under capital lease obligations                                    (1,086,836)               (27,544)
     Net proceeds from issuance of common stock                                                     -                 19,550
                                                                               ----------------------------------------------
                      Net cash provided by financing activities                             6,700,612                948,826
                                                                               ----------------------------------------------
Net Decrease In Cash                                                                                -              (587,619)
Cash at Beginning of Period                                                                         -              3,331,119
                                                                               ----------------------------------------------
Cash at End of Period                                                                  $            -         $    2,743,500
                                                                               ==============================================
Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                      $      696,756         $      412,327
         Cash paid during the period for income taxes                                          36,296                 39,597

Supplemental Schedule of Noncash Investing and Financing Activities:
         Preferred stock dividends accrued but not paid                                $      218,884         $            -

                              The accompanying notes to condensed consolidated
                                financial statements are an integral part of these condensed consolidated financial statements.

                       SIMON TRANSPORTATION SERVICES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Simon Transportation Services Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Simon Transportation Services Inc. was incorporated in Nevada on August 15, 1995 to acquire all of the outstanding capital stock of Dick Simon Trucking, Inc., a Utah corporation. During fiscal 2001, Simon Terminal LLC, an Arizona limited liability company, was formed as a wholly owned subsidiary of Simon Transportation Services Inc. for the purpose of holding the real estate assets related to the Salt Lake City headquarters and terminal and in connection with a debt financing on the Salt Lake City headquarters and terminal. All intercompany accounts and transactions have been eliminated in consolidation.

         The Company is a truckload carrier that specializes in premium service, primarily through temperature-controlled transportation predominantly for major shippers in the U.S. food industry.

         The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 2001 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company as of September 30, 2001. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

(2)      BASIC AND DILUTED EARNINGS PER SHARE

         The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's condensed consolidated statements of operations:

                                                                          For the Three Months Ended
                                                                  ----------------------------------------
                                                                         Dec 31, 2001        Dec 31, 2000
                                                                         ------------        ------------
         Basic and Diluted:
         Common shares outstanding beginning of period:                     6,115,109           6,114,620
         Common share equivalents:
                  Common stock repurchased
                           Basic                                                   --                  --
                           Diluted                                                 --                  --
                  Employee stock options outstanding
                           Basic                                                   --                  --
                           Diluted                                                 --                  --
                  Employee stock options exercised
                           Basic                                                   --                  --
                           Diluted                                                 --                  --
                                                                  ----------------------------------------
                  Number of common shares and common
                        share equivalents outstanding end of
         period:
                           Basic                                            6,115,109           6,114,620
                                                                  ========================================
                           Diluted                                          6,115,109           6,114,620
                                                                  ========================================
         Net loss attributable to common stockholders                    $(12,783,108)       $ (2,993,048)
                                                                  ========================================
         Net loss per common share and common share equivalent:
                           Basic                                         $      (2.09)       $      (0.49)
                                                                  ========================================
                           Diluted                                       $      (2.09)       $      (0.49)
                                                                  ========================================

(3)      RECENT DEVELOPMENTS

         The Company has incurred net losses of $12.6 million, $44.3 million, $11.1 million and $3.2 million and its operating activities have used $3.6 million, $19.7 million, $7.6 million and $1.6 million of cash during the quarter ended December 31, 2001 and the fiscal years ended September 30, 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company had a working capital deficit of $94.3 million (after classification of all of its long-term debt and capital lease obligations as current liabilities, which totaled $70.2) and was in default under its lease and debt agreements. The Company has faced and continues to face several operating challenges, including, among others, a reduced shipping demand given unfavorable domestic economic conditions, unseated tractors, decreased market values for used tractors and trailers, increased claims, challenges in assimilating two acquisitions, volatile fuel costs and increased insurance costs and driver payroll costs. These factors have significantly and negatively impacted the Company's results of operations and liquidity.

         During August 2001, the Company's continued losses from operations and negative cash flows forced it to defer making payments on most of its equipment leases with total obligations outstanding of approximately $183.1 million and related monthly payments of approximately $3.7 million. Between August and December 2001, the Company continued to make partial payments towards some of the past due lease payments. However, during January 2002, due to weakened results of operations (principally as a result of softness in the freight market) the Company ceased making lease payments on substantially all of its equipment leases. The lack of payment on the equipment leases constitutes an event of default under the related lease agreements. In addition, the default on the equipment leases resulted in defaults on effectively all of the Company's outstanding secured debt, which consists principally of its line of credit facility, the mortgage on its Salt Lake City headquarters and terminal, and all other lease obligations.

         The Company's $30 million line of credit is secured by accounts receivable, inventories of operating supplies, office furniture and fixtures and the personal guarantee of the Company's majority stockholder. As a result of recurring losses, the Company has negative net worth, which will eliminate the Company's ability to borrow on the line of credit, unless renegotiated.

         The Company has guaranteed a substantial portion of the residual values on all of its leased tractors and trailers. These residual guarantees total approximately $126.1 million at December 31, 2001. Based upon current market prices for used tractors and trailers, management estimates that the difference between the residual guarantees and the projected market value of the equipment at the termination of the leases is approximately $25.0 million. Effective August 1, 2001, the Company began accruing this potential liability over the remaining life of the leases in accordance with the EITF 96-21. As of December 31, 2001, the Company has recorded an accrued liability and a valuation allowance for guaranteed lease residuals totaling $10.8 million. Prior to August 1, 2001, it was not probable that any residual guarantee payments would be required. The remainder of the estimated loss (as adjusted for future market conditions) will be accrued over the remaining terms of the related leases. Assuming the used equipment markets maintain their current levels, management expects it will accrue additional liability and valuation allowance for guaranteed residuals of $8.1 million during the remainder of fiscal 2002. At December 31, 2001, the Company had residual guarantees due (net of the estimated fair value of related equipment) on matured equipment leases amounting to $6.9 million. The Company does not have the cash to pay these residual guarantees and currently is in negotiations with its lessors to attempt to address these issues.

         During early December 2001, the Company met with representatives from most of its equipment lessors. In connection with these meetings, the Company requested a restructuring of the equipment leases and most of the lessors expressed their willingness to negotiate a restructuring. However, results of operations since that meeting have made the feasibility of the original restructuring plan very unlikely. The Company has hired a consultant to assist management in developing a business plan and evaluating available alternatives including restructuring the equipment leases, or a sale of the Company or its assets, in each case with or without a bankruptcy filing.

         Dime Commercial Credit ("Dime"), one of the Company's equipment lessors with total lease obligations outstanding of approximately $6.4 million is unwilling to renegotiate the terms of its leases. On December 27, 2001, the Company was served with a lawsuit by Dime. The lawsuit asserts that the Company is in default under the lease agreements held by Dime and seeks judgments against the Company. The requested relief includes the return to Dime of all equipment under the lease agreements, payment of delinquent monthly payments, payment of the stipulated loss value as defined and payment of other fees and costs. A hearing regarding Dimes efforts to obtain their equipment was held on January 28, 2002. At that hearing, the Company was given until April 1, 2002 to return the related equipment to Dime. After disposition of the equipment by Dime, the Company will be liable to Dime for any difference between the proceeds from the disposition and the obligations under the lease. Management estimates the range of potential exposure related to this obligation is $1.5 to $3.0 million.

         On February 1, 2002, Bank of America Leasing & Capital, LLC ("BofA"), one the Company's equipment lessors with total lease obligations outstanding of $2.7 million, obtained a Writ of Replevin stipulating the return of 49 tractors. The Company is complying with the court order and is in the process of returning the equipment. After disposition of the tractors by BofA, the Company will be liable to BofA for any difference between the proceeds from the disposition and the obligations under the lease. Management estimates the range of potential exposure related to this obligation is $0.5 to $1.0 million.

         On February 11, 2002, the Company was served with a lawsuit by TCF Leasing ("TCF"), one of the Company's equipment lessors with total lease obligations outstanding of approximately $2.5 million. The lawsuit asserts that the Company is in default under the lease agreements held by TCF and seeks judgments against the Company. The requested relief also includes the return to TCF of all equipment under the lease agreements and payment of damages of approximately $2.8 million.

         The Company is in discussions with several other of its equipment lessors that have requested the return of their equipment and is actively considering its options related to these requests.

         The Company also has met with its line of credit lender regarding a decrease in the advance rate, which is based upon the Company's net worth. The line of credit lender has stated a willingness to consider an amendment to the tangible net worth requirement and maintaining the current advance rate for a period of approximately nine months, at which time the Company's progress will be reassessed. The Company has received a draft of the proposed amendment to the line of credit. Finalization of this amendment of the tangible net worth requirement is expected during the first or second calendar quarter of 2002. The draft amendment is contingent upon the successful renegotiation of the Company's equipment leases. A renegotiation of the equipment leases is highly questionable given the Company's financial condition and future prospects. If the amendment is not obtained, the Company's ability to borrow on the line of credit could be eliminated. At December 31, 2001, the Company had drawn $20.8 million against the line of credit and does not have the liquidity to repay the outstanding balance.

         A substantial portion of the Company's tractor fleet is covered by trade-in and repurchase agreements with the manufacturer. The trade-in and repurchase agreements require the Company to purchase additional tractors in connection with the trade-ins or repurchases. These trade-in and repurchase agreements have been structured in alignment with the Company's historical tractor life cycles. During December 2001, the Company commenced discussions with the manufacturer of its tractors regarding extension of the trade-in or repurchase periods, as well as the revised trade-in or repurchase values and related provisions. To date, the Company and the manufacturer have been unable to reach agreement on the provisions of any revised trade-in or repurchase agreements. However, the manufacturer has affirmed that they intend to honor the current trade-in and repurchase agreements to the extent that the Company purchases an equal number of replacement units.

         Subject to restructuring of the equipment leases, line of credit, and tractor trade-in and repurchase arrangements on terms and conditions satisfactory to the majority stockholder in his sole discretion, the Company's majority stockholder has indicated a willingness to consider providing an up to $15 million line of credit ("Stockholder Line of Credit"). The Stockholder Line of Credit would be secured by, and have a borrowing base limited to a percentage of the value of, a second priority position in the Company's accounts receivable, inventories of operating supplies, and office furniture and fixtures. To the extent the Stockholder Line of Credit is available, proceeds are expected to be reduced by the approximately $7.6 million advanced to the Company by the majority stockholder and his controlled corporation as described below. In such case the collateral securing such advances may be consolidated under the Stockholder Line of Credit and the borrowing base adjusted accordingly.

         The Company's current insurance policy is contingent upon the Company obtaining $4 million in additional collateral to secure an insurance bond. The current coverage will expire February 26, 2002, if the additional collateral is not obtained. In order to continue insurance coverage on its operations, the Company must find the additional collateral, negotiate a new policy, or lower its coverage by such time.


         On December 19, 2001, the Company entered into a $3 million secured short-term loan with its majority stockholder secured by a security interest in the Company's Atlanta, Georgia terminal. The proceeds of this loan were used to meet the annual permitting and licensing requirements for a majority of the

Company's fleet. On February 8, 2002, the Company entered into a $4.6 million secured short-term loan with Interstate Equipment Leasing, Inc., an entity controlled by its majority stockholder. This note is secured by the Company's Fontana, California terminal, 195 trailers and 70 tractors. The proceeds of this loan may be used to meet fuel, payroll and payroll tax withholding obligations. The loans may be partially repaid from cash to be released from a cash secured letter of credit (if the Company is able to secure a surety bond) or may be rolled over into the Stockholder Line of Credit, if such line is available to the Company.

         The Company's majority stockholder and his affiliates have no legal obligation to provide the Stockholder Line of Credit or any other debt or equity financing for the Company, and they may cease providing sources of liquidity at any time. The Company has pledged substantially all if its assets to provide the financing in place to date and does not have any significant collateral to support additional borrowings.

         The Company's current liquidity position and existing credit facilities, without the restructuring discussed above, are not sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. As a result, there is substantial doubt as to the Company's ability to continue as a going concern. In the event the Company's liquidity position is insufficient to cover its liquidity requirements, the Company may be compelled to file for bankruptcy protection.

         The Company's consolidated financial statements for the quarter ended December 31, 2001 included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

         Certain reclassifications have been made in the prior period financial statements to conform to the presentation for the quarter ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

         Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks, assumptions, and uncertainties that are difficult to predict. Words such as "anticipate," "believe," "estimate," "project," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, surplus inventories, decreased demand for transportation services offered by the Company, increases or rapid fluctuations in inflation, interest rates, fuel prices and fuel hedging, the availability and costs of attracting and retaining qualified drivers and owner-operators, increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims, seasonal factors such as harsh weather conditions that increase operating costs, the resale value of used equipment, the Company's ability to complete the restructuring of its lease and debt obligations and access adequate sources of capital, the Company's ability to turn around its operating performance, and the ability to negotiate, consummate, and integrate acquisitions.

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's first fiscal quarters of its 2002 and 2001 fiscal years, respectively.

Recent Developments

         The Company has incurred net losses of $12.6 million, $44.3 million, $11.1 million and $3.2 million and its operating activities have used $3.6 million, $19.7 million, $7.6 million and $1.6 million of cash during the quarter ended December 31, 2001 and the fiscal years ended September 30, 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company had a working capital deficit of $94.3 million (after classification of all of its long-term debt and capital lease obligations as current liabilities, which totaled $70.2) and was in default under its lease and debt agreements. The Company has faced and continues to face several operating challenges, including, among others, a reduced shipping demand given unfavorable domestic economic conditions, unseated tractors, decreased market values for used tractors and trailers, increased claims, challenges in assimilating two acquisitions, volatile fuel costs and increased insurance costs and driver payroll costs. These factors have significantly and negatively impacted the Company's results of operations and liquidity.

         During August 2001, the Company's continued losses from operations and negative cash flows forced it to defer making payments on most of its equipment leases with total obligations outstanding of approximately $183.1 million and related monthly payments of approximately $3.7 million. Between August and December 2001, the Company continued to make partial payments towards some of the past due lease payments. However, during January 2002, due to weakened results of operations (principally as a result of softness in the freight market) the Company ceased making lease payments on substantially all of its equipment leases. The lack of payment on the equipment leases constitutes an event of default under the related lease agreements. In addition, the default on the equipment leases resulted in defaults on effectively all of the Company's outstanding secured debt, which consists principally of its line of credit facility, the mortgage on its Salt Lake City headquarters and terminal, and all other lease obligations.

         The Company's $30 million line of credit is secured by accounts receivable, inventories of operating supplies, office furniture and fixtures and the personal guarantee of the Company's majority stockholder. As a result of recurring losses, the Company has negative net worth, which will eliminate the Company's ability to borrow on the line of credit, unless renegotiated.

         The Company has guaranteed a substantial portion of the residual values on all of its leased tractors and trailers. These residual guarantees total approximately $126.1 million at December 31, 2001. Based upon current market prices for used tractors and trailers, management estimates that the difference between the residual guarantees and the projected market value of the equipment at the termination of the leases is approximately $25.0 million. Effective August 1, 2001, the Company began accruing this potential liability over the remaining life of the leases in accordance with the EITF 96-21. As of December 31, 2001, the Company has recorded an accrued liability and a valuation allowance for guaranteed lease residuals totaling $10.8 million. Prior to August 1, 2001, it was not probable that any residual guarantee payments would be required. The remainder of the estimated loss (as adjusted for future market conditions) will be accrued over the remaining terms of the related leases. Assuming the used equipment markets maintain their current levels, management expects it will accrue additional liability and valuation allowance for guaranteed residuals of $8.1 million during the remainder of fiscal 2002. At December 31, 2001, the Company had residual guarantees due (net of the estimated fair value of related equipment) on matured equipment leases amounting to $6.9 million. The Company does not have the cash to pay these residual guarantees and currently is in negotiations with its lessors to attempt to address these issues.

         During early December 2001, the Company met with representatives from most of its equipment lessors. In connection with these meetings, the Company requested a restructuring of the equipment leases and most of the lessors expressed their willingness to negotiate a restructuring. However, results of operations since that meeting have made the feasibility of the original restructuring plan very unlikely. The Company has hired a consultant to assist management in developing a business plan and evaluating available alternatives including restructuring the equipment leases, or a sale of the Company or its assets, in each case with or without a bankruptcy filing.

         Dime Commercial Credit ("Dime"), one of the Company's equipment lessors with total lease obligations outstanding of approximately $6.4 million is unwilling to renegotiate the terms of its leases. On December 27, 2001, the Company was served with a lawsuit by Dime. The lawsuit asserts that the Company is in default under the lease agreements held by Dime and seeks judgments against the Company. The requested relief includes the return to Dime of all equipment under the lease agreements, payment of delinquent monthly payments, payment of the stipulated loss value as defined and payment of other fees and costs. A hearing regarding Dimes efforts to obtain their equipment was held on January 28, 2002. At that hearing, the Company was given until April 1, 2002 to return the related equipment to Dime. After disposition of the equipment by Dime, the Company will be liable to Dime for any difference between the proceeds from the disposition and the obligations under the lease. Management estimates the range of potential exposure related to this obligation is $1.5 to $3.0 million.

         On February 1, 2002, Bank of America Leasing & Capital, LLC ("BofA"), one the Company's equipment lessors with total lease obligations outstanding of $2.7 million, obtained a Writ of Replevin stipulating the return of 49 tractors. The Company is complying with the court order and is in the process of returning the equipment. After disposition of the tractors by BofA, the Company will be liable to BofA for any difference between the proceeds from the disposition and the obligations under the lease. Management estimates the range of potential exposure related to this obligation is $0.5 to $1.0 million.

         On February 11, 2002, the Company was served with a lawsuit by TCF Leasing ("TCF"), one of the Company's equipment lessors with total lease obligations outstanding of approximately $2.5 million. The lawsuit asserts that the Company is in default under the lease agreements held by TCF and seeks judgments against the Company. The requested relief also includes the return to TCF of all equipment under the lease agreements and payment of damages of approximately $2.8 million.

         The Company is in discussions with several other of its equipment lessors that have requested the return of their equipment and is actively considering its options related to these requests.

         The Company also has met with its line of credit lender regarding a decrease in the advance rate, which is based upon the Company's net worth. The line of credit lender has stated a willingness to consider an amendment to the tangible net worth requirement and maintaining the current advance rate for a period of approximately nine months, at which time the Company's progress will be reassessed. The Company has received a draft of the proposed amendment to the line of credit. Finalization of this amendment of the tangible net worth requirement is expected during the first or second calendar quarter of 2002. The draft amendment is contingent upon the successful renegotiation of the Company's equipment leases. A renegotiation of the equipment leases is highly questionable given the Company's financial condition and future prospects. If the amendment is not obtained, the Company's ability to borrow on the line of credit could be eliminated. At December 31, 2001, the Company had drawn $20.8 million against the line of credit and does not have the liquidity to repay the outstanding balance.

         A substantial portion of the Company's tractor fleet is covered by trade-in and repurchase agreements with the manufacturer. The trade-in and repurchase agreements require the Company to purchase additional tractors in connection with the trade-ins or repurchases. These trade-in and repurchase agreements have been structured in alignment with the Company's historical tractor life cycles. During December 2001, the Company commenced discussions with the manufacturer of its tractors regarding extension of the trade-in or repurchase periods, as well as the revised trade-in or repurchase values and related provisions. To date, the Company and the manufacturer have been unable to reach agreement on the provisions of any revised trade-in or repurchase agreements. However, the manufacturer has affirmed that they intend to honor the current trade-in and repurchase agreements to the extent that the Company purchases an equal number of replacement units.

         Subject to restructuring of the equipment leases, line of credit, and tractor trade-in and repurchase arrangements on terms and conditions satisfactory to the majority stockholder in his sole discretion, the Company's majority stockholder has indicated a willingness to consider providing an up to $15 million line of credit ("Stockholder Line of Credit"). The Stockholder Line of Credit would be secured by, and have a borrowing base limited to a percentage of the value of, a second priority position in the Company's accounts receivable, inventories of operating supplies, and office furniture and fixtures. To the extent the Stockholder Line of Credit is available, proceeds are expected to be reduced by the approximately $7.6 million advanced to the Company by the majority stockholder and his controlled corporation as described below. In such case the collateral securing such advances may be consolidated under the Stockholder Line of Credit and the borrowing base adjusted accordingly.

         The Company's current insurance policy is contingent upon the Company obtaining $4 million in additional collateral to secure an insurance bond. The current coverage will expire February 26, 2002, if the additional collateral is not obtained. In order to continue insurance coverage on its operations, the Company must find the additional collateral, negotiate a new policy, or lower its coverage by such time.

         On December 19, 2001, the Company entered into a $3 million secured short-term loan with its majority stockholder secured by a security interest in the Company's Atlanta, Georgia terminal. The proceeds of this loan were used to meet the annual permitting and licensing requirements for a majority of the Company's fleet. On February 8, 2002, the Company entered into a $4.6 million secured short-term loan with Interstate Equipment Leasing, Inc., an entity controlled by its majority stockholder. This note is secured by the Company's Fontana, California terminal, 195 trailers and 70 tractors. The proceeds of this loan may be used to meet fuel, payroll and payroll tax withholding obligations. The loans may be partially repaid from cash to be released from a cash secured letter of credit (if the Company is able to secure a surety bond) or may be rolled over into the Stockholder Line of Credit, if such line is available to the Company.

         The Company's majority stockholder and his affiliates have no legal obligation to provide the Stockholder Line of Credit or any other debt or equity financing for the Company, and they may cease providing sources of liquidity at any time. The Company has pledged substantially all if its assets to provide the financing in place to date and does not have any significant collateral to support additional borrowings.

         The Company's current liquidity position and existing credit facilities, without the restructuring discussed above, are not sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. As a result, there is substantial doubt as to the Company's ability to continue as a going concern. In the event the Company's liquidity position is insufficient to cover its liquidity requirements, the Company may be compelled to file for bankruptcy protection.

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

         The Company's primary sources of liquidity have been borrowings and leases with financial institutions, equipment manufacturers, and the Company's majority stockholder and his affiliates. In addition, the majority stockholder's affiliates purchased approximately $9 million of preferred stock between June 30 and September 30, 2001. As described below, the Company's liquidity is substantially impaired. Current and future sources of liquidity are uncertain and, absent a restructuring of the Company's obligations, will be insufficient to meet the Company's short term and long term needs.

         The Company plans to reduce its tractor fleet during fiscal 2002. Certain tractors coming to the end of their lease cycle will not be replaced. The Company is currently considering its options for either extending the lease periods for tractors and trailers by 12 and 24 months, respectively, or staying with its current equipment trade cycles. If the restructuring of leases discussed below is successful, the Company's remaining operating leases are expected to be reclassified and treated as capital leases.

         Net cash used in operating activities was $3.6 million for the three months ended December 31, 2001. Uses of cash included increases in prepaid expenses of $5.4 million, other assets of $2.3 million and decreases in accounts payable of $1.4 million and accrued liabilities of $0.8 million. Sources of cash included a decrease in accounts receivable of $4.2 million and increases in accrued operating lease payments and residual guarantees of $11.2 million and accrued claims of $0.9 million. These net uses of cash were offset by a non-cash charge of $2.5 million for depreciation.

         Net cash used by investing activities was $3.1 million for the three months ended December 31, 2001. The Company purchased $5.8 million of new property and revenue equipment and sold revenue equipment for $2.7 million. Because the Company may extend the trade cycles for its revenue equipment, the Company may decrease its capital expenditures during fiscal 2002. Management expects that the majority, if not all, of its revenue equipment replacements during fiscal 2002 will occur through additions to the Company's owner-operator fleet. The Company does not currently have any commitments to acquire revenue equipment during fiscal 2002. The Company expects any capital expenditures in fiscal 2002 will be funded with leases and borrowings. However, there can be no assurance that the Company will be able to obtain the financing necessary to acquire replacement equipment or that it will be able to contract with sufficient owner-operators to replace retired revenue equipment.

         Net cash provided by financing activities was $6.7 million in the 2001 period, consisting of borrowings under the Company's line of credit of $2.5 million, borrowings from a shareholder of $4.6 million and the issuance of a note of $0.8 million offset by payments of $1.2 million of principal under the Company's long-term debt and capital lease agreements.

         The maximum amount committed under the Company's line of credit at December 31, 2001, was $30 million. As of December 31, 2001, the Company had drawn $20.8 million against the line. Based upon the level of receivables and the advance rate in place at December 31, 2001, the Company had $1.3 million of availability on the line of credit. At December 31, 2001, the interest rate on the line of credit is 0.25 percent above the prime rate, with a minimum rate of 7 percent. At December 31, 2001, the Company had outstanding borrowings from shareholders of $4.6 million at interest rates ranging from 7.0 to 7.5 percent. At December 31, 2001, the Company had other outstanding long-term debt and capital lease obligations (including current portions) of approximately $55.8 million, which is comprised of obligations for the purchase of revenue equipment and a $13 million mortgage against its Salt Lake City headquarters and terminal. As of December 31, 2001, the Company's future commitments under noncancellable operating leases amounted to $51.6 million (excluding guaranteed residual values). The Company's working capital deficit at December 31, 2001 was $94.3 million (after classification of $70.2 million of long-term debt and capital lease obligations as current liabilities).

Results of Operations

Three months ended December 31, 2001 and 2000

         Operating revenue increased $7.9 million (12.1%) to $73.4 million for the three months ended December 31, 2001, from $65.5 million for the corresponding period of 2000. Weighted average tractors increased 17.6%, to 2,320 in the 2001 period from 1,973 in the 2000 period. Average revenue per tractor per week decreased to $2,498 during the 2001 period from $2,524 during the 2000 period. Average revenue per loaded mile excluding fuel surcharge increased to $1.314 ($1.344 including fuel surcharge) during the 2001 period from $1.277 ($1.366 including fuel surcharge) in the 2000 period. This was offset by a decrease in the average miles per tractor per week to 1,859 in 2001 from 2,059 in 2000. The increase in the weighted average number of tractors during the 2001 period was primarily the result of a purchase of a portion of the trucking related assets of Westway Express Inc. ("Westway") and Gerald E. Ort Trucking, Inc. ("Ort") during the second quarter of fiscal 2001 and growth in the Company's owner-operator fleet. The Company plans to adjust its fleet size to better reflect current market conditions during the remainder of fiscal 2002 by not replacing certain tractors which will be returned to the lessors upon lease maturity. As a result, the Company expects to reduce its tractor fleet by at least 120 tractors during fiscal 2002.

         Salaries, wages, and benefits decreased $2.1 million (8.1%) to $23.9 million during the quarter ended December 31, 2001, from $26.0 million in the 2000 period. As a percentage of revenue, salaries, wages, and benefits decreased to 32.5% of revenue for the three months ended December 31, 2001, from 39.7% for the corresponding period of 2000. This decrease was due to an increase in owner-operator tractors and decreases in administrative personnel salaries offset by increases in driver wages. Management announced a driver wage increase of two cents per mile effective November 1, 2000. One cent of the increase applied to all drivers at all levels and another cent can be attained based upon a monthly mileage target. Additionally, management announced a five cent per mile increase in driver wages effective April 1, 2001. In response to continued operating losses, the Company reduced its headcount by approximately 50 administrative and shop personnel in September 2001. The Company also reduced wages for all remaining salaried administrative, office and shop personnel by 10% effective September 1, 2001. The administrative, office and shop personnel can earn the 10% and more back as a bonus, conditional upon the Company achieving certain operational and financial objectives. Additionally, effective September 1, 2001, the Company adjusted its driver pay structure to reward longer term drivers.

         In early fiscal 2001, the Company implemented an owner-operator driver program. As of December 31, 2001, the Company had approximately 400 owner-operator tractors under this program or approximately 13.4% of its fleet. Owner-operators are paid a flat rate per mile and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and certain taxes. Amounts paid to owner-operators are classified as "Purchased Transportation" in the accompanying Consolidated Statements of Operations. Accordingly, a portion of the costs that would have been classified as wages, fuel, depreciation, interest and other expenses are now classified as purchased transportation. This increase in the number of owner-operator tractors in the fleet more than offset the driver wage increases and contributed to the decrease in salaries, wages and benefits.

         Fuel and fuel taxes decreased $2.6 million (17.6%) to $12.2 million during the quarter ended December 31, 2001, from $14.8 million in the 2000 period. As a percentage of revenue, fuel and fuel taxes decreased to 16.6% of revenue for the three months ended December 31, 2001, from 22.6% of revenue for the corresponding period of 2000. This was principally the result of a 25.3% decrease in the average price of fuel from $1.58 per gallon in the 2000 quarter to $1.18 per gallon in the 2001 quarter, and the increase in the Company's owner-operator fleet.

         Operating supplies and expenses increased $1.5 million (17.0%) to $10.3 million during the quarter ended December 31, 2001 from $8.8 million in the 2000 period. As a percentage of revenue, operating supplies and expenses increased to 14.0% of revenue for the three months ended December 31, 2001, from 13.4% for the corresponding period of 2000. The increase is primarily attributable to increased recruiting and other costs associated with driver turnover.

         Taxes and licenses decreased $0.3 million (14.1%) to $2.0 million during the quarter ended December 31, 2001, from $2.3 million for the corresponding period of 2000. As a percentage of revenue, taxes and licenses decreased to 2.7% of revenue for the three months ended December 31, 2001, compared with 3.5% for the corresponding period of 2000. This decrease is primarily the result of a decrease in the cost of base licensing per tractor. The Company provides base licensing for each of the owner-operator tractors.

         Insurance and claims increased $2.9 million (82.3%) to $6.4 million during the quarter ended December 31, 2001, from $3.5 million during the quarter ended December 31, 2000. As a percentage of revenue, insurance and claims increased to 8.7% for the three months ended December 31, 2001, compared with 5.3% for the corresponding period of 2000, primarily as a result of increased premiums for insurance, increased claims associated with driver turnover and adjustments to historical reserves based upon developments in the claims over time. The Company experienced two significant cargo claims during the quarter ended December 31, 2001, which caused its insurance and claims expense to increase. In response, the Company increased its cargo insurance coverage to $1 million.

         Communications and utilities increased $0.2 million (14.8%) to $1.5 million during the quarter ended December 31, 2001, from $1.3 million during the quarter ended December 31, 2000. As a percentage of revenue, communications and utilities increased to 2.0% of revenue for the three months ended December 31, 2001, compared with 1.9% for the corresponding period of 2000. The Company pays a fixed base charge per tractor for its satellite communications. The Company increased its fleet size with the Westway and Ort acquisitions but experienced lower utilization of its equipment. Therefore, revenue did not increase proportionately with the increase in fixed satellite communication charges associated with a larger fleet.

         Depreciation and amortization increased $1.5 million (160.0%) to $2.5 million during the quarter ended December 31, 2001, from $1.0 million for the corresponding period of 2000. As a percentage of revenue, depreciation and amortization (adjusted for the net gain on the sale of property and equipment) increased to 3.4% of revenue for the three months ended December 31, 2001, from 1.5% for the corresponding period of 2000, primarily because of amortization expense on revenue equipment acquired under capital lease obligations during fiscal 2001. Depreciation and amortization was adjusted for a net loss on the sale of revenue equipment and the Company's Phoenix terminal of $0.1 million during the 2001 period compared with a net gain of $0.3 million during the 2000 period. Because of a softening of the market for used equipment, management does not expect gains on the sale of revenue equipment to continue as in the past.

         Purchased transportation increased to $9.8 million in the 2001 quarter from $0.5 million in the 2000 quarter. As a percentage of revenue, purchased transportation increased to 13.4% during the 2001 fiscal year from 0.8% during the 2000 fiscal year primarily as a result of the Company's new emphasis on building its owner-operator fleet. The Company had approximately 400 owner-operator tractors in its fleet at December 31, 2001.

         Rent increased $0.6 million (6.3%) to $10.5 million for the quarter ended December 31, 2001, from $9.9 million for the corresponding period of 2000. As a percentage of revenue, rent decreased to 14.3% of revenue for the three months ended December 31, 2001, from 15.1% for the corresponding period of 2000. This decrease was primarily attributable to the shift from Company owned tractors to tractors supplied by owner-operators, and the use of capital leases as a financing source during fiscal 2001. Prior to fiscal 2001, the Company primarily utilized operating leases because of more favorable terms. However, most of the revenue equipment additions in fiscal 2001 were financed under capital leases.

         The Company has guaranteed a substantial portion of the residual values on all of its leased tractors and trailers. These residual guarantees total approximately $126.1 million at December 31, 2001. Based upon current market prices for used tractors and trailers, management estimates that the difference between the residual guarantees and the projected value of the equipment at the termination of the leases is approximately $25.0 million. Effective August 1, 2001, the Company began accruing this potential liability over the remaining life of the leases in accordance with EITF 96-21. As of December 31, 2001, the Company has recorded an accrued liability for guaranteed lease residuals of $10.8 million. Prior to August 1, 2001, it was not probable that any residual guarantee payments would be required. The remainder of the estimated loss (as adjusted for future market conditions) will be accrued over the remaining terms of the related leases. Assuming the used equipment markets maintain their current levels, management expects it will accrue additional liability and valuation allowance for guaranteed residuals of $8.1 million in the remainder of fiscal 2002.

         As a result of the foregoing, the Company's operating ratio increased to 113.6% for the three months ended December 31, 2001, from 103.9% for the corresponding period of 2000.

         Interest expense increased $1.2 million (295.4%) to $1.6 million for the quarter ended December 31, 2001, from $0.4 million for the corresponding period of 2000. As a percentage of revenue, net interest expense increased to 2.2% of revenue for the quarter ended December 31, 2001 compared with 0.6% of revenue for the corresponding period in 2000 primarily as a result of a majority of the Company's new leases during fiscal 2001 being capital leases for financial reporting purposes and higher average debt balances.

         Other expense, net amounted to $0.9 million for the quarter ended December 31, 2001, compared to zero for the quarter ended December 31, 2000. The 2001 expense relates to the Company accruing late fees and penalties on past due operating lease payments.

         The Company's effective combined federal and state income tax rates for the three months ended December 31, 2001 and 2000 was 0%. Due to the losses reported by the Company in the 2001 and 2000 periods, management has established a valuation allowance to offset the potential benefit for income taxes until such time as the Company returns to profitability.

         As a result of the factors described above, net loss attributable to common stockholders increased $9.8 million to a net loss attributable to common stockholders of $12.8 million for the three months ended December 31, 2001, compared with a net loss attributable to common stockholders of $3.0 million for the corresponding period of 2000. As a percentage of revenue, net loss attributable to common stockholders was 17.4% of revenue in the quarter ended December 31, 2001, compared with 4.6% in the 2000 period.

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

           The variable rate debt consists of a revolving line of credit, carrying an interest rate tied to the prime rate. The line of credit provides for a minimum interest rate of 7%. This variable interest rate exposes the Company to the risk that interest rates may rise. At December 31, 2001, the Company's interest rate on the line of credit was at the minimum rate of 7 percent. At December 31, 2001, assuming borrowing equal to the $20.8 million drawn on the line of credit, a one percentage point increase in the prime rate above the minimum interest rate in the agreement would increase the annual interest expense by approximately $0.2 million. The proposed Stockholder Line of Credit will carry interest rate terms similar to the Company's current revolving line of credit. The equipment financing carries fixed interest rates and includes term notes payable and capital lease obligations totaling approximately $59.7 million. These fixed interest rates expose the Company to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium the Company pays over market interest rates by one percentage point or approximately $0.6 million annually.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company and certain of its former officers and directors have been named as defendants in a securities class action filed in the United States District Court for the District of Utah, Caprin v. Simon Transportation Services, Inc., et al., No. 2:98CV 863K (filed December 3, 1998). Plaintiffs in this action allege that defendants made material misrepresentations and omissions during the period February 13, 1997 through April 2, 1998 in violation of Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 27, 2000, the District Court dismissed the case with prejudice. Plaintiffs have appealed the dismissal of this action to the United States Court of Appeal for the Tenth Circuit, which heard oral arguments on the matter on January 15, 2002. The Company intends to vigorously defend this action.

         On March 13, 2001, a Company-owned tractor-trailer collided with a pickup truck in an intersection in Dumas, Texas. A lawsuit has been filed on behalf of an injured passenger in the pickup truck and her family in the United States District Court for the Northern District of Texas (Case No. 2-01CV-0194J), seeking actual and punitive damages from the Company and its former employee/driver. The Company is cooperating with its outside counsel and insurance carriers in an effort to resolve this matter. Discovery is ongoing in the case. Unless this matter is resolved through mediation, the parties are expected to proceed to trial in April 2002. Although the alleged damages in this matter are very substantial and a risk of punitive damage exposure does exist, the Company and its counsel believe the facts surrounding the accident do not warrant punitive damages and that the Company will be able to resolve this matter within the limits of its insurance policies. Accordingly, the Company does not expect this litigation to have a material adverse impact on the Company's results of operations or financial position.

         On August 17, 2001, the State of California filed suit against the Company in the Superior Court of California, County of Sacramento (Case No. 01AS04951) in relation to damage to the state capitol building of California arising from an accident involving a Company driver and truck. The lawsuit requests both compensatory and punitive damages. Two of the Company's insurers have already paid their policy limits of $5.75 million in partial satisfaction of the State's property damage. The State's complaint represents an attempt to collect the balance of property damage, estimated to be between $6 and $10 million. The Company is cooperating with its insurance carrier in defense of this action, which is at a very preliminary stage. Management believes that it is unlikely that the Company will be held liable for punitive damages in this action and further believes that the Company will resolve the matter within the limits of its insurance policies. Accordingly, the Company does not expect this litigation to have a material adverse impact on the Company's results of operations or financial position.

         On December 27, 2001, Dime Commercial Credit ("Dime"), one of the Company's lessors, filed a suit against the Company in the Third Judicial District Court of Salt Lake County, State of Utah (Civil No. 010911262). The lawsuit asserts that the Company is in default under the lease agreements held by Dime and seeks judgments against the Company. The requested relief includes the return to Dime of all equipment under the lease agreements, payment of delinquent monthly payments, payment of the stipulated loss value as defined and payment of other fees and costs. A hearing regarding Dimes efforts to obtain their equipment was held on January 28, 2002. At that hearing, the Company was given until April 1, 2002 to return the related equipment to Dime. After disposition of the equipment by Dime, the Company will be liable to Dime for any difference between the proceeds from the disposition and the obligations under the lease. Management estimates the range of potential exposure related to this obligation is $1.5 to $3.0 million.

         On February 1, 2002, Bank of America Leasing & Capital, LLC ("BofA"), one the Company's equipment lessors with total lease obligations outstanding of $2.7 million, obtained a Writ of Replevin in the Third Judicial District Court of Salt Lake County, State of Utah (Civil No. 020900986) stipulating the return of 49 tractors. The Company is complying with the court order and is in the process of returning the equipment. After disposition of the tractors by BofA, the Company will be liable to BofA for any difference between the proceeds from the disposition and the obligations under the lease. Management estimates the range of potential exposure related to this obligation is $0.5 to $1.0 million.

         On February 11, 2002, the Company was served with a lawsuit by TCF Leasing ("TCF"), one of the Company's equipment lessors with total lease obligations outstanding of approximately $2.5 million. The lawsuit filed in the United States District Court, District of Minnesota (Case No. 02-346 DSD/JMM) asserts that the Company is in default under the lease agreements held by TCF and seeks judgments against the Company. The requested relief also includes the return to TCF of all equipment under the lease agreements and payment of damages of approximately $2.8 million.

         In addition to the foregoing legal proceedings, the Company is a party, from time to time, to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. Except as set forth in this Quarterly Report, management is not aware of any claims or threatened claims that reasonably would be expected to exceed insurance limits or have a materially adverse effect upon the Company's results of operations or financial position.


Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and Liquidity and Capital Resources".

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits


Number       Description
------       -----------
     3.1  +  Articles of Incorporation.
     3.2  *  Amended and Restated Bylaws.
     4.1  +  Articles of Incorporation.
     4.2  *  Amended and Restated Bylaws.
     4.3 **  Amended and Restated Certificate of Designation for Series I
             Preferred Shares
     4.4 **  Certificate of Designation for Series II Preferred Shares
    10.1  +  Outside Director Stock Option Plan.
    10.2  *  Amendment to Outside Director Stock Option Plan
    10.3  +  Incentive Stock Plan.
    10.4  #  Amendment No. 2 to the Simon Transportation Services Inc. Incentive
             Stock Plan
    10.5  *  Revised Amendment No. 3 to the Simon Transportation Services
             Incentive Stock Plan
    10.6  @  Warrant to Purchase Shares of Class A Common Stock dated
             September 19, 2000, between Jerry Moyes and Simon Transportation
             Services Inc.
    10.7  +  401(k) Plan.
    10.8 **  Amended and Restated Subscription Agreement for the Purchase of
             Series I Preferred Shares between the Company and the Moyes
             Children's Limited Partnership dated June 30, 2001
    10.9 **  Amended and Restated  Warrant to Purchase Series I Preferred Shares
             between the Company and the Moyes Children's Limited Partnership dated June 30, 2001
   10.10  ^  Transportation Accounts Financing and Security Agreement dated
             April 25, 2001, between Associates Transcapital Services and Dick
             Simon Trucking, Inc.
   10.11  ^  Loan Agreement dated June 21, 2001, between National Life Insurance
             Company and Simon Terminal, LLC 10.12 ** Subscription Agreement for the Purchase of Series II Preferred Shares between the Company and
             Interstate Equipment Leasing, Inc. dated September 30, 2001
   10.13 **  Warrant to Purchase Series II Preferred Shares between the
             Company and Interstate Equipment Leasing dated September 30, 2001
   10.14  >  Promissory  Note dated  December 19,  2001,  between  Dick Simon
             Trucking,  Inc. and the Jerry and Vickie Moyes Family Trust
    11.1  >  Schedule of  Computation of Net Loss per Share



       + Filed as an exhibit to the registrant's Registration Statement on Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.
       # Filed as an exhibit to the registrant's Definitive Proxy Statement for the annual meeting held December 19, 1997, Commission File No. 0-27208, and incorporated herein by reference.
       @ Filed as an exhibit to the registrant's Current Report on Form 8-K, Commission File No. 0-27208, dated October 4, 2000, and incorporated herein by reference.
       * Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended September 30, 2000, Commission File No. 0-27208, dated January 12, 2001 and incorporated herein by reference.
       ^ Filed as an exhibit to the  registrant's  Quarterly  Report on
         Form 10-Q for the period ended June 30, 2001, Commission  File
         No. 0-27208, dated August 20, 2001, and incorporated herein by reference.
      ** Filed as an exhibit to the registrants Current Report on Form 8-K, Commission File No. 0-27208, dated October 12, 2001, and incorporated herein by reference.
       > Filed herewith

                  (b)      Reports on Form 8-K.

                           Form 8-K filed October 12, 2001, in connection with:
                                  A.    Amendment to issuance price of the
                                        Company's Series I Preferred Shares and
                                        warrants to purchase Series I
                                        Preferred Shares; and
                                  B.    Issuance of the Company's Series II
                                        Preferred Shares and warrants to
                                        purchase Series II Preferred Shares.
                           Form 8-K filed on October 30, 2001, in connection with issuance of press release announcing that the Company had filed a preliminary proxy statement.

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


                                             SIMON TRANSPORTATION SERVICES INC.,
                                             a  Nevada corporation

Date:    February 14, 2002                  By: /s/ Robert T. Goates
         ---------------------------            --------------------------------
                                                (Signature)

                                                Robert T. Goates
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)