Form 10-Q
period 2002-03-31
SIMON TRANSPORTATION SERVICES INC
filed 2002-08-13
CIK 1000577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                      ------------------------------------

                                    FORM 10-Q

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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


                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 31, 2002).

             Class A Common Stock, $.01 par value: 6,115,109 shares
                   Class B Common Stock, $.01 par value: None

                                                     Exhibit Index is on Page 18

                                    SIMON TRANSPORTATION SERVICES INC.
                                             TABLE OF CONTENTS

                                                  PART I

                                           FINANCIAL INFORMATION


                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                              ---------------

Item 1.       Financial Statements:

              Condensed Consolidated Statements of Financial Position as of March 31, 2002
                       and September 30, 2001                                                              3

              Condensed Consolidated Statements of Operations for the Three and Six Month
                       Periods Ended March 31, 2002 and 2001                                               4

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended March
                       31, 2002 and 2001                                                                   6

              Notes to Condensed Consolidated Financial Statements                                         7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                         10



                                                  PART II

                                             OTHER INFORMATION



Item 1.       Legal Proceedings                                                                           15

Item 2.       Changes in Securities                                                                       17

Item 3.       Defaults Upon Senior Securities                                                             17

Item 4.       Submission of Matters to a Vote of Security Holders                                         17

Item 5.       Other Information                                                                           17

Item 6.       Exhibits and Reports on Form 8-K                                                            18


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       SIMON TRANSPORTATION SERVICES INC.
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                                                                                March 31, 2002            September 30, 2001
                                                                                --------------            ------------------
                                                                             (Liquidation Basis -        (Going Concern Basis)
                                                                                  Unaudited)
Current Assets:
     Cash                                                                       $     2,014,909            $              -
     Receivables, net of valuation allowance of $7,263,835 and an
         allowance for doubtful accounts of $607,000, respectively                   17,198,341                  36,495,339
     Operating supplies                                                                 882,071                   1,302,067
     Prepaid expenses and other                                                       3,747,207                   2,528,675
                                                                         -----------------------     ------------------------
         Total current assets                                                        23,842,528                  40,326,081
                                                                         -----------------------     ------------------------

Property and Equipment, at cost:
     Land                                                                             8,222,970                   8,884,752
     Revenue equipment                                                               73,991,343                  73,409,529
     Buildings and improvements                                                      18,209,345                  18,650,478
     Office furniture and equipment                                                   9,962,275                   9,906,788
                                                                         -----------------------     ------------------------
                                                                                    110,385,933                 110,851,547
     Less accumulated depreciation and amortization                                 (39,399,334)                (27,056,006)
                                                                         -----------------------     ------------------------
                                                                                     70,986,599                  83,795,541
                                                                         -----------------------     ------------------------
Other Assets                                                                          3,158,526                   5,574,182
                                                                         -----------------------     ------------------------
                                                                                $    97,987,653            $    129,695,804
                                                                         =======================     ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise:
     Long-term debt                                                             $    30,807,314            $     32,164,357
     Capital lease obligations                                                                -                  42,373,463
     Accounts payable                                                                   407,338                  11,329,148
     Accrued liabilities                                                             10,955,854                  12,324,242
     Accrued operating lease payments                                                         -                   6,809,609
     Accrued liability for guaranteed lease residuals                                         -                   6,047,868
     Accrued claims payable                                                           1,451,970                   9,520,721
                                                                         -----------------------     ------------------------
         Total liabilities not subject to compromise                                 43,622,476                 120,569,408
                                                                         -----------------------     ------------------------

Liabilities Subject to Compromise                                                   114,020,030                           -
                                                                         -----------------------     ------------------------

Stockholders' (Deficit) Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized:
         Series I convertible preferred stock, 162,401 shares issued,
              with a liquidation preference of $7,008,416                             4,000,499                   4,000,499
         Series II convertible preferred stock, 130,042 shares issued,
              with a liquidation preference of $2,132,687                             1,194,935                   1,194,935
     Class A common stock, $.01 par value, 20,000,000         shares
     authorized, 6,291,709 shares issued                                                 62,917                      62,917
     Class B common stock, $.01 par value, 5,000,000 shares
         authorized, none issued                                                              -                           -
     Additional paid-in capital                                                      51,865,007                  51,865,007
     Treasury stock, 176,600 shares at cost                                          (1,053,147)                 (1,053,147)
     Preferred stock warrants                                                         3,559,918                   3,559,918
     Accumulated deficit                                                           (119,284,982)                (50,503,733)
                                                                         -----------------------     ------------------------
         Total stockholders' (deficit) equity                                       (59,654,853)                  9,126,396
                                                                         -----------------------     ------------------------
                                                                                $    97,987,653            $    129,695,804
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

                       SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        For the Three Months Ended
                                                                         ----------------------------------------------------
                                                                             March 31, 2002              March 31, 2001
                                                                             --------------              --------------
                                                                          (Liquidation Basis)         (Going Concern Basis)

Operating revenue                                                          $       58,672,751           $       64,063,814
                                                                         -----------------------     ------------------------

Operating expenses:
     Salaries, wages, and benefits                                                 22,513,959                   25,829,375
     Fuel & fuel taxes                                                             11,351,209                   14,482,675
     Operating supplies and expenses                                               12,365,652                    9,139,558
     Taxes and licenses                                                             2,890,786                    2,270,859
     Insurance and claims                                                           6,758,974                    3,706,501
     Communications and utilities                                                   1,258,972                    1,335,676
     Depreciation and amortization                                                  2,351,652                    1,624,215
     Purchased transportation                                                      10,535,109                    3,662,704
     Rent                                                                          10,752,551                   10,371,913
     Loss on lease residual guarantees                                              3,385,294                            -
     Loss on valuation of assets at liquidation basis                              26,400,175                            -
                                                                         -----------------------     ------------------------
         Total operating expenses                                                 110,564,333                   72,423,476
                                                                         -----------------------     ------------------------
         Operating loss                                                           (51,891,582)                  (8,359,662)
Interest expense                                                                   (1,623,383)                    (467,522)
Other income (expense)                                                             (2,264,293)                           -
                                                                         -----------------------     ------------------------
Loss before income taxes                                                          (55,779,258)                  (8,827,184)
Benefit for income taxes                                                                    -                            -
                                                                         -----------------------     ------------------------
Net loss                                                                   $      (55,779,258)          $       (8,827,184)
                                                                         =======================     ========================
Dividends related to convertible preferred stock                           $         (218,884)          $                -
                                                                         =======================     ========================
Net loss attributable to common stockholders                               $      (55,998,142)          $       (8,827,184)
                                                                         =======================     ========================
Basic and diluted net loss per common share                                $            (9.16)          $            (1.44)
                                                                         =======================     ========================
Basic and diluted weighted average common shares outstanding                        6,115,109                    6,115,109
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

                       SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         For the Six Months Ended
                                                                         ----------------------------------------------------
                                                                             March 31, 2002              March 31, 2001
                                                                             --------------              --------------
                                                                          (Liquidation Basis)         (Going Concern Basis)

Operating revenue                                                         $       132,083,764          $       129,573,173
                                                                         -----------------------     ------------------------

Operating expenses:
     Salaries, wages, and benefits                                                 46,380,905                   51,845,763
     Fuel & fuel taxes                                                             23,575,012                   29,311,869
     Operating supplies and expenses                                               22,639,954                   17,920,287
     Taxes and licenses                                                             4,865,598                    4,569,971
     Insurance and claims                                                          13,142,412                    7,208,522
     Communications and utilities                                                   2,714,540                    2,604,141
     Depreciation and amortization                                                  4,880,609                    2,596,934
     Purchased transportation                                                      20,351,766                    4,183,336
     Rent                                                                          21,283,106                   20,274,021
     Loss on lease residual guarantees                                              7,752,475                            -
     Loss on valuation of assets to liquidation basis                              26,400,175                            -
                                                                         -----------------------     ------------------------
         Total operating expenses                                                 193,986,552                  140,514,844
                                                                         -----------------------     ------------------------
         Operating loss                                                           (61,902,788)                 (10,941,671)
Interest expense                                                                   (3,252,738)                    (878,561)
Other income (expense)                                                             (3,187,956)                           -
                                                                         -----------------------     ------------------------
Loss before income taxes                                                          (68,343,482)                 (11,820,232)
Benefit for income taxes                                                                    -                            -
                                                                         -----------------------     ------------------------
Net loss                                                                  $       (68,343,482)         $       (11,820,232)
                                                                         =======================     ========================
Dividends related to convertible preferred stock                          $          (437,767)         $                 -
                                                                         =======================     ========================
Net loss attributable to common stockholders                              $       (68,781,249)         $       (11,820,232)
                                                                         =======================     ========================
Basic and diluted net loss per common share                               $            (11.25)         $            (1.93)
                                                                         =======================     ========================
Basic and diluted weighted average common shares outstanding                        6,115,109                    6,114,862
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

                       SIMON TRANSPORTATION SERVICES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Six Months Ended
                                                                               ----------------------------------------------
                                                                                   March 31, 2002         March 31, 2001
                                                                                   --------------         --------------
                                                                                (Liquidation Basis)   (Going Concern Basis)
Cash Flows From Operating Activities:
     Net loss                                                                      $    (68,343,482)      $   (11,820,232)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                                               4,880,608             2,596,934
              Loss on valuation of assets at liquidation basis                           26,400,175                     -
              Changes in operating assets and liabilities:
                  Receivables, net                                                       12,033,163              (497,495)
                  Operating supplies                                                        419,996               (92,697)
                  Prepaid expenses and other                                             (2,535,242)             (861,951)
                  Other assets                                                           (5,318,719)           (1,588,191)
                  Accounts payable                                                       (3,324,130)              845,372
                  Accrued liabilities                                                     6,638,244             1,564,931
                  Accrued operating lease payments                                       17,793,148                     -
                  Accrued liability for guaranteed lease residuals                        7,752,475                     -
                  Accrued claims payable                                                  2,934,813               324,451
                                                                               ----------------------------------------------
                      Net cash used in operating activities                                (668,951)           (9,528,878)
                                                                               ----------------------------------------------

Cash Flows From Investing Activities:
     Purchase of property and equipment                                                  (5,846,975)           (7,974,690)
     Proceeds from the sale of property and equipment                                     2,669,419             5,751,119
                                                                               ----------------------------------------------
                      Net cash used in investing activities                              (3,177,556)           (2,223,571)
                                                                               ----------------------------------------------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                                            11,851,999            14,195,000
     Principal payments on long-term debt                                                  (160,393)           (1,506,067)
     (Payments) borrowings under line-of-credit agreement                                (4,006,919)              900,000
     Principal payments under capital lease obligations                                  (1,823,271)             (778,478)
     Net proceeds from issuance of common stock                                                   -                19,550
                                                                               ----------------------------------------------
                      Net cash provided by financing activities                           5,861,416            12,830,005
                                                                               ----------------------------------------------

Net Increase In Cash                                                                      2,014,909             1,077,556
Cash at Beginning of Period                                                                       -             3,331,119
                                                                               ----------------------------------------------

Cash at End of Period                                                              $      2,014,909       $     4,408,675
                                                                               ==============================================

Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for interest                                  $        517,062       $       896,044
         Cash paid during the period for income taxes                                             -                44,932

Supplemental Schedule of Noncash Investing and Financing Activities:
         Preferred stock dividends accrued but not paid                            $        437,767       $             -

                    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                       SIMON TRANSPORTATION SERVICES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On February 25, 2002 ("Petition Date"), Simon Transportation Services, Inc. and its wholly-owned subsidiary, Dick Simon Trucking, Inc. filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Utah (the "Court"). On March 26, 2002, Simon Terminal LLC, a wholly-owned subsidiary of Simon Transportation Services, Inc. also filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The reorganizations are being jointly administered under the caption "In re Simon Transportation Services, Inc., et al, case No. 02-22906 GEC." Simon Transportation Services, Inc., Dick Simon Trucking, Inc. and Simon Terminal LLC are collectively referred to as the "Company". The Company decided to reorganize because its financial condition had substantially deteriorated as a result of a number of operating setbacks, including reduced shipping demand caused by the general national economic decline, a scarcity of qualified drivers, declining market values of used tractor and trailers, problems stemming from two acquisitions in fiscal 2001, periods of high fuel costs and increased driver and insurance costs. During 2001, the Company's negative cash flow and operating losses led to a partial deferral of payments owed for tractors and trailers. In January 2002, principally due to softness in the freight market, Simon was forced to discontinue substantially all payments to lien holders.

         As debtor-in-possession under the Bankruptcy Code, the Company was authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Unless otherwise specifically addressed, the Company's pre-petition liabilities will be determined and liquidated under a plan of liquidation to be approved by the Court.

         On February 27, 2002, the Court gave interim approval for $2 million of a $5 million senior secured debtor-in-possession financing facility ("DIP Credit Facility") for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 8, 2002, the Court approved the entire $5 million DIP Credit Facility to supplement the Company's operations during the reorganization process.

         On March 11, 2002, the Company filed a motion with the Court for bid and auction procedures for a sale of the Company's assets and operations. On March 21, 2002, the Court approved the bid and auction procedures. The Company engaged the services of Morgan Keegan and Company to assist in soliciting bids for the sale of the Company's operations and assets. On April 8, 2002, the operations and assets of the Company were sold, subject to final negotiation of the Asset Purchase Agreement , to Central Refrigerated Services, Inc., a wholly-owned subsidiary of Central Freight Lines, Inc. The sale of substantially all of the Company's assets and operations was completed on April 22, 2002.

         On June 7, 2002 the Company publicly announced through a press release and the filing of a Form 8-K with the Securities and Exchange Commission that it would be filing a liquidating plan with the Court, part of which will be a proposal to cancel the interests of the holders of the Company's common stock. The Company expects that unsecured creditors will receive, at best, cents on the dollar for their claims. Accordingly, the Company does not expect the holders of its common stock to receive any return of their investment or any distribution under the liquidation plan. On June 6, 2002 the Company sent notification to market makers in the Company's stock and major broker-dealers of its intentions and requested that they cease making markets and trading in the Company's common stock.

(2)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Simon Transportation Services Inc. and its wholly-owned subsidiaries. Simon Transportation Services Inc. was incorporated in Nevada on August 15, 1995 to acquire all of the outstanding capital stock of Dick Simon Trucking, Inc., a Utah corporation. During fiscal 2001, Simon Terminal LLC, an Arizona limited liability company, was formed as a wholly owned subsidiary of Simon Transportation Services Inc. for the purpose of holding the real estate assets related to the Salt Lake City headquarters and terminal and in connection with a debt financing on the Salt Lake City headquarters and terminal. All intercompany accounts and transactions have been eliminated in consolidation.

         Up until the time of the sale of substantially all of its operations and assets, the Company was a truckload carrier that specialized in premium service, primarily through temperature-controlled transportation predominantly for major shippers in the U.S. food industry.

         The accompanying condensed consolidated financial statements as of March 31, 2002 and for the three and six-month periods then ended have been prepared on a liquidation basis with assets presented at their estimated net realizable values based upon the allocated value in the sale of the Company's assets and operations or relevant market data. Liabilities are subject to the resolution of the Court and until the Court resolves their disposition, will be presented at their historical carrying values. The accompanying condensed consolidated financial statements as of September 30, 2001 and for the three and six-month periods ended March 31, 2001 have been prepared on a going concern basis. Accordingly, the financial statements for the fiscal 2002 periods are not comparable with those presented for the fiscal 2001 periods.

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

         The financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements have not been reviewed by independent public accountants. The Company's independent public accounting firm has historically been Andersen. However, in May 2002, the audit and tax practice personnel of Andersen in Salt Lake City left Andersen and joined KPMG. Andersen no longer has a tax and audit practice in Salt Lake City. As a result of the change at Andersen and the sale of the Company's assets and pending liquidation of liabilities, the timing or completion of a review of the financial statements is uncertain. In the opinion of management, the accompanying financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The September 30, 2001 condensed consolidated statement of financial position was derived from the audited balance sheet of the Company as of September 30, 2001. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Simon Transportation Services Inc. for the year ended September 30, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.


(3)      RECENT DEVELOPMENTS - SALE OF OPERATIONS AND ASSETS

         On April 8, 2002, the operations and assets of the Company were sold, subject to final negotiation of an asset purchase agreement, to Central Refrigerated Services, Inc. ("Central"), a wholly-owned subsidiary of Central Freight Lines, Inc. The sale of the Company's assets and operations was closed on April 22, 2002. In connection with the sale, Central paid approximately $51 million for the acquired assets and operations. The consideration for the purchase price was paid through the assumption of approximately $49 million of the Company's liabilities and payment of approximately $2.5 million in cash. In addition, Central agreed to pay the Company 50 percent of amounts collected in excess of $20 million related to receivables and 25 percent of amounts collected in excess of $4 million related to insurance premium refunds and deposits. Additionally, Central separately negotiated with certain of the Company's lessors to lease some of the Company's revenue equipment. Several of the lessors agreed to waive certain administrative and unsecured claims against the Company as a result of these negotiations.

(4)      BASIC AND DILUTED EARNINGS PER SHARE

As a result of the losses attributable to common stockholders, no common stock equivalents are considered in the calculation of weighted average shares outstanding for the purpose of computing basic and diluted earnings per share.

(5)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

         Certain reclassifications have been made in the prior period financial statements to conform to the presentation for the three and six-month periods ended March 31, 2002.

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

         The Company's fiscal year ends on September 30 of each year. Thus, the fiscal quarters discussed in this report represent the Company's second fiscal quarters of its 2002 and 2001 fiscal years, respectively.

Recent Developments

         On February 25, 2002 ("Petition Date"), Simon Transportation Services, Inc. and its wholly-owned subsidiary, Dick Simon Trucking, Inc. filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Utah (the "Court"). On March 26, 2002, Simon Terminal LLC, a wholly-owned subsidiary of Simon Transportation Services, Inc. also filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The reorganizations are being jointly administered under the caption "In re Simon Transportation Services, Inc. et al, case No. 02-22906 GEC." Simon Transportation Services, Inc., Dick Simon Trucking, Inc. and Simon Terminal LLC are collectively referred to as the "Company". The Company decided to reorganize because its financial condition had substantially deteriorated as a result of a number of operating setbacks, including reduced shipping demand caused by the general national economic decline, a scarcity of qualified drivers, declining market values of used tractor and trailers, problems stemming from two acquisitions in fiscal 2001, periods of high fuel costs and increased driver and insurance costs. During 2001, the Company's negative cash flow and operating losses led to a partial deferral of payments owed for tractors and trailers. In January 2002, principally due to softness in the freight market, Simon was forced to discontinue substantially all payments to lien holders.

         As debtor-in-possession under the Bankruptcy Code, the Company was authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Unless otherwise specifically addressed, the Company's pre-petition liabilities will be determined and liquidated under a plan of liquidation to be approved by the Court.

         On February 27, 2002, the Court gave interim approval for $2 million of a $5 million senior secured debtor-in-possession financing facility ("DIP Credit Facility") for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 8, 2002, the Court approved the entire $5 million DIP Credit Facility to supplement the Company's operations during the reorganization process.

         On March 11, 2002, the Company filed a motion with the Court for bid and auction procedures for a sale of the Company's assets and operations. On March 21, 2002, the Court approved the bid and auction procedures. The Company engaged the services of Morgan Keegan and Company to assist in soliciting bids for the sale of the Company's operations and assets. On April 8, 2002, the operations and assets of the Company were sold, subject to final negotiation of the sale agreement, to Central Refrigerated Services, Inc., a wholly-owned subsidiary of Central Freight Lines, Inc. The sale of substantially all of the Company's assets and operations was completed on April 22, 2002.

         On June 7, 2002 the Company publicly announced through a press release and filing the filing of a Form 8-K with the Securities and Exchange Commission that it would be filing a liquidating plan with the Court, part of which will be a proposal to cancel the interests of the holders of the Company's common stock. The Company expects that unsecured creditors will receive, at best, cents on the dollar for their claims. Accordingly, the Company does not expect the holders of its common stock to receive any return of their investment or any distribution under the liquidation plan. On June 6, 2002 the Company sent notification to market makers in the Company's stock and major broker-dealers of its intentions and requested that they cease making markets and trading in the Company's common stock.


Liquidity and Capital Resources

         As described above, the Company sold substantially all of its assets and liabilities on April 22, 2002. In connection with that sale, the Company generated net cash of approximately $2.5 million and relieved debt of approximately $49 million. The Company's liabilities far exceed its assets. The Company currently does not have any business operations and is in the process of preparing to file a plan of liquidation with the Court. The proposed plan of liquidation contains the following provisions for settlement of outstanding liabilities:

o Administrative Expense Claims - (including fees for attorneys and accountants, expenses incurred after the date of filing bankruptcy, claims of vendors and lessors incurred subsequent to the date of filing bankruptcy and any post-bankruptcy filing taxes) will be paid in full on the effective date of the plan of liquidation ("Effective Date").
o Priority Claims, including but not limited to priority tax claims - will be paid, exclusive of penalties and post-bankruptcy filing interest, as soon as practicable.
o Priority Unsecured Claims - (including priority wage, employee benefit and tax claims) will be paid in full on the Effective Date.
o General Unsecured Claims - will be paid on a pro rata basis from the remaining funds held by the Company after payment of the Administrative Expense Claims, U.S. Trustee fees, Priority Tax Claims and Priority Unsecured Claims.
o Interests of Common and Preferred Stockholders - will be extinguished with no distribution.
o Unexpired leases and executory contracts - any not previously rejected or assumed and assigned to Central will be rejected as of the Effective Date.

         The Company currently has approximately $3.0 million in cash on deposit. Additionally, the Company might obtain additional funds through the pursuit of preferential payment claims against certain of the Company's vendors. However, no estimate has been made of the potential amount of these claims.


Results of Operations

Three months ended March 31, 2002 and 2001

         Operating revenue decreased $5.4 million (8.4%) to $58.7 million for the three months ended March 31, 2002, from $64.1 million for the corresponding period of 2001. Weighted average tractors decreased 5.3%, to 2,075 in the 2002 period from 2,192 in the 2001 period. Average revenue per tractor per week decreased to $2,179 during the 2002 period from $2,285 during the 2001 period. Average revenue per loaded mile excluding fuel surcharge increased to $1.29 ($1.30 including fuel surcharge) during the 2002 period from $1.24 ($1.32 including fuel surcharge) in the 2001 period. This was offset by a decrease in the average miles per tractor per week to 1,921 in 2002 from 1,985 in 2001. The decrease in the weighted average number of tractors during the 2002 period was the result of a reduction in the size of the Company's fleet in connection with the February 25, 2002 bankruptcy filing.

         Salaries, wages, and benefits decreased $3.3 million (12.8%) to $22.5 million during the quarter ended March 31, 2002, from $25.8 million in the 2001 period. As a percentage of revenue, salaries, wages, and benefits decreased to 38.3% of revenue for the three months ended March 31, 2002, from 40.2% for the corresponding period of 2001. This decrease was due to an increase in owner-operator tractors and decreases in administrative personnel salaries offset by increases in driver wages. In response to continued operating losses, the Company reduced its headcount by approximately 200 administrative and shop personnel in February 2002.

         In early fiscal 2001, the Company implemented an owner-operator driver program. As of March 31, 2002, the Company had approximately 400 owner-operator tractors under this program or approximately 25.6% of its fleet. Owner-operators are paid a flat rate per mile and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance and certain taxes. Amounts paid to owner-operators are classified as "Purchased Transportation" in the accompanying Consolidated Statements of Operations. Accordingly, a portion of the costs that would have been classified as wages, fuel, depreciation, interest and other expenses are now classified as purchased transportation. This increase in the number of owner-operator tractors in the fleet more than offset the driver wage increases and contributed to the decrease in salaries, wages and benefits.

         Fuel and fuel taxes decreased $3.1 million (21.4%) to $11.4 million during the quarter ended March 31, 2002, from $14.5 million in the 2001 period. As a percentage of revenue, fuel and fuel taxes decreased to 19.4% of revenue for the three months ended March 31, 2002, from 22.6% of revenue for the corresponding period of 2001. This was principally the result of a 19.6% decrease in the average price of fuel to $1.11 per gallon in the 2002 quarter from $1.38 per gallon in the 2001 quarter, and the increase in the Company's owner-operator fleet.

         Operating supplies and expenses increased $3.3 million (36.3%) to $12.4 million during the quarter ended March 31, 2002 from $9.1 million in the 2001 period. As a percentage of revenue, operating supplies and expenses increased to 21.1% of revenue for the three months ended March 31, 2002, from 14.2% for the corresponding period of 2001. The increase is primarily attributable to increases in parts and repairs, professional fees, recruiting and other costs associated with driver turnover.

         Taxes and licenses increased $.6 million (26.1%) to $2.9 million during the quarter ended March 31, 2002, from $2.3 million for the corresponding period of 2001. As a percentage of revenue, taxes and licenses increased to 4.9% of revenue for the three months ended March 31, 2002, compared with 3.6% for the corresponding period of 2001. This increase is primarily the result of expensing prepaid licensing fees associated with the Company's reduced fleet size.

         Insurance and claims increased $3.1 million (83.8%) to $6.8 million during the quarter ended March 31, 2002, from $3.7 million during the quarter ended March 31, 2001. As a percentage of revenue, insurance and claims increased to 11.6% for the three months ended March 31, 2002, compared with 5.8% for the corresponding period of 2001, primarily as a result of increased premiums for insurance, increased claims associated with driver turnover and adjustments to historical reserves based upon developments in the claims over time.

         Communications and utilities remained relatively unchanged at $1.3 million for the quarter March 31, 2002, compared to the quarter ended March 31, 2001. As a percentage of revenue, communications and utilities increased to 2.2% of revenue for the three months ended March 31, 2002, compared with 2.0% for the corresponding period of 2001. The Company pays a fixed base charge per tractor for its satellite communications.

         Depreciation and amortization increased $0.8 million (50.0%) to $2.4 million during the quarter ended March 31, 2002, from $1.6 million for the corresponding period of 2001. As a percentage of revenue, depreciation and amortization (adjusted for the net loss on the sale of property and equipment) increased to 4.1% for the three months ended March 31, 2002, from 2.5% for the corresponding period of 2001, primarily because of amortization expense on revenue equipment acquired under capital lease obligations during fiscal 2001. Depreciation and amortization was adjusted for a net loss on the sale of revenue equipment of $0.6 million during the 2001 period.

         Purchased transportation increased to $10.5 million in the 2002 quarter from $3.7 million in the 2001 quarter. As a percentage of revenue, purchased transportation increased to 17.9% during the 2002 fiscal year from 5.8% during the 2001 fiscal year primarily as a result of the Company's new emphasis on building its owner-operator fleet. The Company had approximately 400 owner-operator tractors in its fleet at March 31, 2002.

         Rent increased $0.4 million (3.8%) to $10.8 million for the quarter ended March 31, 2002, from $10.4 million for the corresponding period of 2001. As a percentage of revenue, rent increased to 18.4% of revenue for the three months ended March 31, 2002, from 16.2% for the corresponding period of 2001. This increase was primarily attributable to lower utilization due to soft freight partially offset by the shift from Company owned tractors to tractors supplied by owner-operators.

         The Company has guaranteed a substantial portion of the residual values on all of its leased tractors and trailers. These residual guarantees total approximately $126.1 million at March 31, 2002. Based upon current market prices for used tractors and trailers, management estimates that the difference between the residual guarantees and the projected value of the equipment at the termination of the leases is approximately $25.0 million. Effective August 1, 2001, the Company began accruing this potential liability over the remaining life of the leases in accordance with EITF 96-21. As of March 31, 2002, the Company has recorded an accrued liability for guaranteed lease residuals of $13.4 million. Prior to August 1, 2001, it was not probable that any residual guarantee payments would be required. The remainder of the estimated loss (as adjusted for future market conditions) will be accrued over the remaining terms of the related leases.

         A loss of $26.4 million was recorded in the quarter ended March 31, 2002 in connection with preparing the accompanying balance sheet on a liquidation basis.

         As a result of the foregoing, the Company's operating ratio increased to 188.4% for the three months ended March 31, 2002, from 112.9% for the corresponding period of 2001.

         Interest expense increased $1.1 million (220.0%) to $1.6 million for the quarter ended March 31, 2002, from $0.5 million for the corresponding period of 2001. As a percentage of revenue, interest expense increased to 1.9% of revenue for the quarter ended March 31, 2002 compared with 0.7% of revenue for the corresponding period in 2001 primarily as a result of a majority of the Company's new leases during fiscal 2002 being capital leases for financial reporting purposes and higher average debt balances.

         Other expense, net amounted to $2.3 million for the quarter ended March 31, 2002, compared to zero for the quarter ended March 31, 2001. The 2002 expense relates to the Company accruing late fees and penalties on past due operating lease payments.

         The Company's effective combined federal and state income tax rates for the three months ended March 31, 2002 and 2001 was 0%. Due to the losses reported by the Company in the 2002 and 2001 periods, management has established a valuation allowance to offset the potential benefit for income taxes until such time as the Company returns to profitability.

         As a result of the factors described above, net loss attributable to common stockholders increased $47.2 million to a net loss attributable to common stockholders of $56.0 million for the three months ended March 31, 2002, compared with a net loss attributable to common stockholders of $8.8 million for the corresponding period of 2001. As a percentage of revenue, net loss attributable to common stockholders was 95.4% of revenue in the quarter ended March 31, 2002, compared with 13.7% in the 2001 period.

Six months ended March 31, 2002 and 2001

         Operating revenue increased $2.5 million (1.9%), to $132.1 million for the six months ended March 31, 2002, from $129.6 million for the corresponding period of 2001. The increase in operating revenue was primarily attributable to a 5.5% increase in weighted average tractors resulting from the Westway and Ort acquisitions, to 2,197 in the 2002 period from 2,083 in the corresponding 2001 period, partially offset by a decrease in average revenue per total mile in the 2002 period to $1.16, from $1.19 in the 2001 period and by a decrease in average revenue per tractor per week, to $2,347 in the 2002 period from $2,398 in the 2001 period. The decrease in the average revenue per tractor in the 2002 period is primarily attributable to lower utilization due to soft freight demand and an increase in empty miles percentage.

         Salaries, wages, and benefits decreased $5.4 million (10.4%), to $46.4 million during the six months ended March 31, 2002, from $51.8 million in the 2001 period. As a percentage of revenue, salaries, wages, and benefits decreased to 35.1% of revenue for the six months ended March 31, 2002, from 40.0% for the corresponding period of 2001. The decrease as a percentage of revenue was primarily attributable to a decrease in the percentage of the Company's fleet supplied by Company drivers following the institution of an owner-operator program in October 2000 and to reductions administrative and shop headcount during the period. These decreases were partially offset by driver wage increases. Effective November 1, 2000, management raised driver wages by two cents per mile. One cent of the increase applied to all drivers at all levels and another cent can be attained based upon a monthly mileage target. Effective April 1, 2001, the Company increased its wages for its experienced drivers by an average of three cents per mile. In addition, drivers with less than one year of experience received a one cent per mile increase after each three month period during the first year of employment.

         Fuel and fuel taxes decreased $5.7 million (19.5%), to $23.6 million during the six months ended March 31, 2002, from $29.3 million in the 2001 period. As a percentage of revenue, fuel and fuel taxes decreased to 17.9% of revenue for the six months ended March 31, 2002, from 22.6% for the corresponding period of 2001. This was principally the result of a 29.1% decrease in the average price of fuel to $1.07 per gallon in the 2002 period from $1.51 per gallon in the 2001 period, and the increase in the Company's owner-operator fleet.

         Operating supplies and expenses increased $4.7 million (26.3%), to $22.6 million during the six months ended March 31, 2002, from $17.9 million in the 2001 period. As a percentage of revenue, operating supplies and expenses increased to 17.1% of revenue for the six months ended March 31, 2002, from 13.8% for the corresponding period of 2001. The increase is primarily attributable to the increases in parts and repairs, professional fees, recruiting and other costs associated with driver turnover.

         Taxes and licenses increased $0.3 million (6.5%), to $4.9 million during the six months ended March 31, 2002, from $4.6 million for the corresponding period of 2001. As a percentage of revenue, taxes and licenses increased to 3.7% of revenue for the six months ended March 31, 2002, from 3.5% of revenue for the corresponding period of 2001. The increase is primarily attributable to expensing prepaid licensing fees associated with the Company's reduced fleet size.

         Insurance and claims increased $5.9 million (81.9%), to $13.1 million during the six months ended March 31, 2002, from $7.2 million for the corresponding period of 2001. As a percentage of revenue, insurance and claims increased to 9.9% of revenue for the six months ended March 31, 2002, from 5.6% for the corresponding period of 2001, primarily as a result of increased claims associated with driver turnover. Effective October 1, 1999, the Company adopted a fully-developed claims expense estimate based on an actuarial computation of the ultimate liability. Both the method formerly used by the Company and the fully-developed method are acceptable under accounting principles generally accepted in the United States.

         Communications and utilities increased $0.1 million (3.8%), to $2.7 million during the six months ended March 31, 2002, from $2.6 million for the corresponding period of 2001. As a percentage of revenue, communications and utilities remained relatively unchanged at 2.0% for both periods. The Company pays a fixed base charge per tractor for its satellite communications.

         Depreciation and amortization increased $2.3 million (88.5%), to $4.9 million during the six months ended March 31, 2002, from $2.6 million for the corresponding period of 2001. As a percentage of revenue, depreciation and amortization (adjusted for the net loss on the sale of property and equipment) increased to 3.7% for the six months ended March 31, 2002, from 2.0% for the corresponding period of 2001. The increase in depreciation and amortization is principally attributable to lower revenue per tractor and amortization expense on revenue equipment acquired under capital lease obligations during fiscal 2001. The Company realized a net loss of $0.1 during the 2002 period, compared with a net loss of $0.4, including a charge of approximately $0.5 on the disposition of non-refrigerated trailers, on the sale of property and revenue equipment during the 2001 period

         Rent increased $1.0 million (4.9%), to $21.3 million during the six months ended March 31, 2002 from $20.3 million for the corresponding period of 2001. As a percentage of revenue, rent increased to 16.1% of revenue for the six months ended March 31, 2002, from 15.7% for the corresponding period of 2001. This increase was primarily attributable to lower utilization due to soft freight partially offset by the shift from Company owned tractors to tractors supplied by owner-operators.

         As a result of the foregoing, the Company's operating ratio increased to 146.9% for the six months ended March 31, 2002, from 108.4% for the corresponding period of 2001.

         Net interest expense increased $2.4 million (266.67%), to $3.3 million during the six months ended March 31, 2002, from $0.9 million during the corresponding period of 2001. As a percentage of revenue, interest expense increased to 2.5% of revenue for the quarter ended March 31, 2002 compared with 0.7% of revenue for the corresponding period in 2001 primarily as a result of a majority of the Company's new leases during fiscal 2002 being capital leases for financial reporting purposes and higher average debt balances.

         The Company's effective combined federal and state income tax rates for the six months ended March 31, 2002 and 2001 were 0% and 36.0%, respectively. Due to the loss reported by the Company in the 2001 period, management has established a valuation allowance to offset the potential benefit for income taxes until such time as the Company returns to profitability.

         As a result of the factors described above, net loss attributable to common stockholders increased $57.0 million to a net loss attributable to common stockholders of $68.8 million for the three months ended March 31, 2002, compared with a net loss attributable to common stockholders of $11.8 million for the corresponding period of 2001. As a percentage of revenue, net loss attributable to common stockholders was 52.1% of revenue in the quarter ended March 31, 2002, compared with 9.1% in the 2001 period.


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

         In connection with the bankruptcy proceedings, the Court signed a cash collateral order allowing the Company to continue to use its existing line of credit facility. The Company's variable rate debt consisted of its revolving line of credit, carrying an interest rate tied to the prime rate. The line of credit provides for a minimum interest rate of 7%. This variable interest rate exposes the Company to the risk that interest rates may rise. At March 31, 2002, the Company's interest rate on the line of credit was at the minimum rate of 7 percent. At March 31, 2002, assuming borrowing equal to the $15.0 million drawn on the line of credit, a one percentage point increase in the prime rate above the minimum interest rate in the agreement would increase the annual interest expense by approximately $0.15 million. This line of credit was assumed and refinanced by Central in connection with the acquisition of the Company's assets and operations.

         The Company also entered into a $5 million debtor in possession credit facility with Mr. Jerry Moyes. This facility carried a fixed interest rate of 7 percent. At March 31, 2002, the Company had drawn approximately $3.5 million against this facility. This fixed interest rate exposed the Company to the risk that interest rates may fall. A one percentage point decline in interest rates would have the effect of increasing the premium the Company paid over market interest rates by one percentage point or approximately $35,000.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In connection with the Company's bankruptcy filing, all legal proceedings related to pre-petition liabilities were stayed pending review by the Court. All of the matters below relating to equipment lessors will be resolved through the Court and/or address in the Company's liquidating bankruptcy plan.

         The Company and certain of its former officers and directors have been named as defendants in a securities class action filed in the United States District Court for the District of Utah, Caprin v. Simon Transportation Services, Inc., et al., No. 2:98CV 863K (filed December 3, 1998). Plaintiffs in this action allege that defendants made material misrepresentations and omissions during the period February 13, 1997 through April 2, 1998 in violation of Sections 11, 12(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 27, 2000, the District Court dismissed the case with prejudice. Plaintiffs have appealed the dismissal of this action to the United States Court of Appeal for the Tenth Circuit, which heard oral arguments on the matter on January 15, 2002. No decision has been announced by the Court of Appeals. The Company intends to vigorously defend this action.

         On March 13, 2001, a Company-owned tractor-trailer collided with a pickup truck in an intersection in Dumas, Texas. A lawsuit has been filed on behalf of an injured passenger in the pickup truck and her family in the United States District Court for the Northern District of Texas (Case No. 2-01CV-0194J), seeking actual and punitive damages from the Company and its former employee/driver. Through the efforts of Company, outside counsel and insurance carriers, this litigation has been compromised and settled without the payment of any punitive damages. The Company paid less than its $250,000 deductible toward this settlement, which did not have a material adverse impact on the Company's results of operations or financial position.

         On August 17, 2001, the State of California filed suit against the Company in the Superior Court of California, County of Sacramento (Case No. 01AS04951) in relation to damage to the state capitol building of California arising from an accident involving a Company driver and truck. The lawsuit requests both compensatory and punitive damages. Two of the Company's insurers have already paid their policy limits of $5.75 million in partial satisfaction of the State's property damage. The State's complaint represents an attempt to collect the balance of property damage, estimated to be approximately $5 million. The Company is cooperating with its insurance carrier in defense of this action, which is at a very preliminary stage. Given the Company's bankruptcy, the Company has no exposure to punitive damages and the Company believes its insurers and outside counsel will resolve this matter within the limits of its insurance policies. Accordingly, the Company does not expect this litigation to have a material adverse impact on the Company's results of operations or financial position.

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

         None.

Item 5.  Other Information.

         None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits


  Number     Description
  ------     -----------
     3.1  +  Articles of Incorporation.
     3.2  *  Amended and Restated Bylaws.
     4.1  +  Articles of Incorporation.
     4.2  *  Amended and Restated Bylaws.
     4.3 **  Amended and Restated Certificate of Designation for Series I
             Preferred Shares
     4.4 **  Certificate of Designation for Series II Preferred Shares
    10.1  +  Outside Director Stock Option Plan.
    10.2  *  Amendment to Outside Director Stock Option Plan
    10.3  +  Incentive Stock Plan.
    10.4  #  Amendment No. 2 to the Simon Transportation Services Inc. Incentive
             Stock Plan
    10.5  *  Revised Amendment No. 3 to the Simon Transportation Services
             Incentive Stock Plan
    10.6  @  Warrant to Purchase Shares of Class A Common Stock dated
             September 19, 2000, between Jerry Moyes and Simon Transportation
             Services Inc.
    10.7  +  401(k) Plan.
    10.8 **  Amended and Restated Subscription Agreement for the Purchase of
             Series I Preferred Shares between the Company and the Moyes
             Children's Limited Partnership dated June 30, 2001
    10.9 **  Amended and Restated  Warrant to Purchase Series I Preferred Shares
             between the Company and the Moyes Children's Limited Partnership
             dated June 30, 2001
   10.10  ^  Transportation Accounts Financing and Security Agreement dated
             April 25, 2001, between Associates Transcapital Services and Dick
             Simon Trucking, Inc.
   10.11  ^  Loan Agreement dated June 21, 2001, between National Life Insurance
             Company and Simon Terminal, LLC
   10.12 **  Subscription Agreement for the Purchase of Series II Preferred
             Shares between the Company and Interstate Equipment Leasing, Inc.
             dated September 30, 2001
   10.13 **  Warrant to Purchase Series II Preferred Shares between the
             Company and Interstate Equipment Leasing dated September 30, 2001
   10.14 ++  Promissory  Note dated  December 19,  2001,  between  Dick Simon
             Trucking,  Inc. and the Jerry and Vickie Moyes Family Trust
   10.15  >  Amended and Restated Asset Purchase Agreement dated April 19, 2002, between Central Refrigerated Service, Inc. and Simon Transportation
             Services, Inc. and subsidiaries
   11.1   >  Schedule of Computation of Net Loss per Share
   99     >  Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    +    Filed as an exhibit to the registrant's Registration Statement on
         Form S-1, Registration No. 33-96876, effective November 17, 1995, and incorporated herein by reference.
    # Filed as an exhibit to the registrant's Definitive Proxy Statement for the annual meeting held December 19, 1997, Commission File No. 0-27208, and incorporated herein by reference.
    @ Filed as an exhibit to the registrant's Current Report on Form 8-K, Commission File No. 0-27208, dated October 4, 2000, and incorporated herein by reference.
    * Filed as an exhibit to the registrant's Annual Report on Form 10-K for the period ended September 30, 2000, Commission File No. 0-27208, dated January 12, 2001 and incorporated herein by reference.
    ^ Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, Commission File No. 0-27208, dated August 20, 2001, and incorporated herein by reference.
    ** Filed as an exhibit to the registrants Current Report on Form 8-K, Commission File No. 0-27208, dated October 12, 2001, and incorporated herein by reference.
    ++ Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2001, Commission File No. 0-27208, dated February 14, 2002, and incorporated herein by reference.
    >    Filed herewith


                  (b)      Reports on Form 8-K.

                           Form 8-K filed March 4, 2002, in connection with:
                                    The Company's filing for voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Utah (the "Court").

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


                                          SIMON TRANSPORTATION SERVICES INC.,
                                          a    Nevada corporation

Date:    August 13, 2002                  By: /s/ Robert T. Goates
         ---------------------------          ----------------------------------
                                              (Signature)

                                              Robert T. Goates
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)